Form 10-Q
period 2021-06-30
Zymergen Inc.
filed 2021-08-16
CIK 1645842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 30, 2021, there were approximately 102,389,838 shares of the registrant's common stock, par value $0.001 per share, outstanding.

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
These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our ability to successfully commercialize our products, including Hyaline;
•our ability to generate revenues from our products (including Hyaline) and timelines for our products;
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
•our ability to find and qualify sources of manufacturing;
•our ability to successfully complete the product qualification process with customers and generate revenue from the commercialization of qualified products;
•the potential benefits of our existing and potential future R&D collaborations and other partner relationships;
•our ability to accurately anticipate and address the market opportunity in the electronics, consumer care and agriculture sectors, as well as the total market opportunity across numerous sectors;
•our ability to accurately anticipate the size and growth potential of the markets for our products and our ability to develop and commercialize products that gain customer acceptance in those markets;
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
•our estimates regarding margins, future revenue, our ability to manage our expenses, capital requirements and needs for additional financing;
•our preliminary allocation of the purchase price of acquisitions;
•the success of our significant investments in our continued R&D of new products;
•the impact of COVID-19 on our business; and
•our ability to develop a new strategic plan and align costs to our delayed revenue ramp.
You should refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZYMERGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	As of June 30, 2021	As of December 31, 2020 (1)
ASSETS
Current assets:
Cash and cash equivalents	$577,731	$210,205
Accounts receivable	5,998	2,516
Accounts receivable, unbilled	446	1,659
Prepaid expenses	13,886	7,024
Inventories	5,951	4,969
Restricted cash, current	30	—
Other current assets	2,110	2,201
Total current assets	606,152	228,574
Restricted cash	10,777	9,605
Property and equipment, net	62,456	48,718
Goodwill	33,841	11,604
Intangible assets, net	9,778	4,790
Other long-term assets	2,444	1,630
Total assets	$725,448	$304,921
LIABILITIES AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,240	$12,097
Accrued and other liabilities	33,110	26,888
Short-term debt, net	—	79,331
Short-term deferred rent	1,040	494
Deferred revenue	3,386	2,648
Total current liabilities	51,776	121,458
Long-term debt, net	79,911	—
Long-term deferred rent	21,467	9,916
Warrant liabilities	—	14,231
Other long-term liabilities	2,949	2,254
Total liabilities	156,103	147,859
Commitments and contingencies
Convertible preferred stock, $0.001 par value, 170,000,000 and 214,181,024 shares authorized as of June 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of June 30, 2021 and 68,093,280 shares issued and outstanding as of December 31, 2020	—	900,798
Stockholders' equity (deficit)
Common stock, $0.001 par value, 1,500,000,000 and 286,477,669 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 102,297,175 and 12,812,109 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	103	13
Additional paid-in capital	1,528,400	29,991
Accumulated deficit	(959,158)	(773,740)
Total stockholders' equity (deficit)	569,345	(743,736)
Total liabilities and convertible preferred stock and stockholders' equity (deficit)	$725,448	$304,921
(1) The balance sheet as of December 31, 2020 is derived from the audited financial statements as of that date.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues from research and development service agreements	$4,879	$771	$7,493	$2,675
Collaboration revenue	1,008	445	2,129	1,495
Total revenues	5,887	1,216	9,622	4,170
Cost and operating expenses:
Cost of service revenue	21,829	18,098	42,959	42,674
Research and development	50,152	17,481	89,963	39,283
Sales and marketing	7,904	4,582	14,776	10,123
General and administrative	23,661	16,610	42,992	30,303
Total cost and operating expenses	103,546	56,771	190,690	122,383
Operating loss	(97,659)	(55,555)	(181,068)	(118,213)
Other income (expense):
Interest income	12	42	55	419
Interest expense	(2,767)	(2,729)	(5,494)	(5,413)
Gain (loss) on change in fair value of warrant liabilities	(430)	(1,166)	1,849	(1,616)
Other expense, net	(5)	(31)	(768)	(63)
Total other expense	(3,190)	(3,884)	(4,358)	(6,673)
Loss before income taxes	(100,849)	(59,439)	(185,426)	(124,886)
(Provision for) benefit from income taxes	16	(1)	8	106
Net loss and comprehensive loss	$(100,833)	$(59,440)	$(185,418)	$(124,780)
Net loss per share attributable to common stockholders, basic	$(1.30)	$(4.84)	$(4.07)	$(10.57)
Net loss per share attributable to common stockholders, diluted	$(1.30)	$(4.84)	$(4.10)	$(10.57)
Weighted average shares used in computing net loss per share to common stockholders, basic	77,671,643	12,288,520	45,512,654	11,805,573
Weighted average shares used in computing net loss per share to common stockholders, diluted	77,671,643	12,288,520	45,727,153	11,805,573
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	68,093,280	$900,798	12,812,109	$13	$29,991	$(773,740)	$(743,736)
Vesting of restricted common stock	—	—	16,810	—	—	—	—
Issuance of common stock upon exercise of options	—	—	711,963	—	3,189	—	3,189
Stock-based compensation expense	—	—	—	—	2,253	—	2,253
Share settlement of non-recourse loan to employee	—	—	(67,050)	—	—	—	—
Cash settlement of non-recourse loan to employee	—	—	—	—	1,946	—	1,946
Net loss	—	—	—	—	—	(84,585)	(84,585)
Balance, March 31, 2021	68,093,280	900,798	13,473,832	13	37,379	(858,325)	(820,933)
Issuance of common stock upon initial public offering, net of commission and issuance costs of $45,138	—	—	18,549,500	19	529,878	—	529,897
Issuance of preferred stock upon exercise of Series C Preferred Stock warrants	883,332	27,384	—	—	—	—	—
Conversion of preferred stock into common stock	(68,976,612)	(928,182)	68,998,791	69	928,113	—	928,182
Issuance of common stock upon exercise of warrants	—	—	226,880	—	—	—	—
Issuance of common stock in business acquisition	—	—	774,402	1	24,808	—	24,809
Vesting of restricted common stock	—	—	16,810	—	—	—	—
Issuance of common stock upon exercise of options	—	—	256,960	1	1,257	—	1,258
Stock-based compensation expense	—	—	—	—	6,965	—	6,965
Net loss	—	—	—	—	—	(100,833)	(100,833)
Balance, June 30, 2021	—	$—	102,297,175	$103	$1,528,400	$(959,158)	$569,345

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	54,834,169	$607,763	11,030,816	$11	$11,957	$(511,546)	$(499,578)
Issuance of common stock in business acquisition	—	—	1,082,747	1	10,394	—	10,395
Vesting of restricted common stock	—	—	16,810	—	—	—	—
Issuance of common stock upon exercise of options	—	—	40,868	—	172	—	172
Stock-based compensation expense	—	—	—	—	1,042	—	1,042
Net loss	—	—	—	—	—	(65,340)	(65,340)
Balance, March 31, 2020	54,834,169	607,763	12,171,241	12	23,565	(576,886)	(553,309)
Vesting of restricted common stock	—	—	16,810	—	—	—	—
Issuance of common stock upon exercise of options	—	—	327,979	1	1,627	—	1,628
Stock-based compensation expense	—	—	—	—	1,243	—	1,243
Net loss	—	—	—	—	—	(59,440)	(59,440)
Balance, June 30, 2020	54,834,169	$607,763	12,516,030	$13	$26,435	$(636,326)	$(609,878)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(185,418)	$(124,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,330	9,586
Stock-based compensation expense	9,218	2,285
Non-cash interest expense	580	471
(Gain) loss on change in fair value of warrant liabilities	(1,849)	1,616
Unrealized foreign exchange loss	573	—
Benefit from income tax	(26)	(107)
Other	(9)	(77)
Changes in operating assets and liabilities:
Accounts receivable	(3,482)	746
Accounts receivable, unbilled	192	(1,230)
Prepaid expenses	(6,718)	725
Inventories	(982)	(452)
Other current assets	430	(1,581)
Other long-term assets	3	4
Accounts payable	(2,821)	(7,795)
Accrued and other liabilities	1,879	(738)
Deferred revenue	(120)	998
Deferred rent	11,943	996
Other long-term liabilities	173	1,581
Net cash used in operating activities	(167,104)	(117,752)
Investing activities
Purchases of property and equipment	(19,563)	(13,194)
Proceeds from sale of property and equipment	—	13
Business acquisition, net of cash acquired	1,238	80
Net cash used in investing activities	(18,325)	(13,101)
Financing activities
Proceeds from initial public offering, net of commission and issuance cost	533,293	—
Proceeds from exercise of Series C warrants	15,002	—
Proceeds from repayment of non-recourse loan to employee	1,946	—
Payment of deferred offering costs	—	(37)
Proceeds from exercise of common stock options, net of repurchases	4,448	1,800
Net cash provided by financing activities	554,689	1,763
Effect of exchange rate changes on cash	(532)	—
Change in cash and cash equivalents	368,728	(129,090)
Cash, cash equivalents, and restricted cash at beginning of the period	219,810	163,042
Cash, cash equivalents, and restricted cash at end of the period	$588,538	$33,952
Cash and cash equivalents	$577,731	$24,584
Restricted cash, current	30	—
Restricted cash, non-current	10,777	9,368
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$588,538	$33,952
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of interest capitalized	$4,942	$2,009
Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred shares to common stock	$900,798	$—
Exercise of warrant liability into preferred stock	$12,382	$—
Issuance of common stock in business combination	$24,809	$10,395
Acquisitions of property and equipment under accounts payable and accrued and other liabilities	$5,675	$1,342
Offering costs related to initial public offering under accounts payable and accrued and other liabilities	$2,948	$—
Deferred offering costs related to Series D preferred stock under accounts payable and accrued and other liabilities	$—	$351
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Operations
Zymergen (the “Company”) integrates computational and manufacturing technologies to design, develop, and commercialize bio-based breakthrough products in a broad range of industries, including electronics, consumer care and agriculture. The Company has developed a platform designed to treat the genome as a search space that utilizes proprietary machine learning algorithms and advanced automation to identify genetic changes for the development of bio-based products. In addition, Zymergen's platform is used to discover novel molecules used to enable unique material properties. The Company was incorporated in Delaware on April 24, 2013.
Initial Public Offering
In April 2021, the Company completed the initial public offering ("IPO") of its common stock. The Company sold an aggregate of 18,549,500 shares of its common stock (inclusive of 2,419,500 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $31.00 per share for aggregate cash proceeds of approximately $529.9 million, net of underwriting discounts, commissions, and estimated offering costs. The sale of 16,130,000 shares in the IPO and the sale of 2,419,500 shares pursuant to the underwriters’ option closed on April 26, 2021. On April 26, 2021, immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into 68,115,459 shares of common stock. On April 26, 2021, immediately prior to the closing of the IPO, all warrants to purchase preferred stock were exercised and converted into 883,332 shares of common stock.
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company had unrestricted cash and cash equivalents of $577.7 million as of June 30, 2021. Since inception through June 30, 2021, the Company has incurred cumulative net losses of $959.2 million.
While the Company has signed a number of initial customer R&D services and collaboration contracts, revenues have been insufficient to fund operations. Accordingly, the Company has funded the portion of operating costs exceeding revenues through a combination of proceeds raised from equity and debt issuances (including from its recent IPO). The Company’s operating costs include the cost of developing and commercializing products as well as providing research and development services. As a consequence, the Company may need to raise additional equity and debt financing that may not be available, if at all, at terms acceptable to the Company to fund future operations. The Company expects that its cash and cash equivalents will be sufficient to fund its operations for a period of at least one year from the date the accompanying unaudited Condensed Consolidated Financial Statements are filed with the Securities and Exchange Commission ("SEC").
The Company cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on its financial condition and operations. The impact of the COVID-19 pandemic on the financial performance of the Company will depend on future developments, including the duration and spread of the pandemic and related governmental advisories and restrictions. These developments and the continuing impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain. If business conditions, financial markets and/or the overall economy continue to be impacted, the Company’s results may be adversely affected.
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
2.    Summary of Significant Accounting Policies
There were no significant changes to the accounting policies during the six months ended June 30, 2021, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Prospectus dated April 21, 2021, filed with the SEC on April 23, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the "Prospectus"), except as described below.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Preparation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial information. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.
The accompanying unaudited Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020 included in the Prospectus.
Principles of Consolidation
These Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Fiscal Year
The Company’s fiscal year ends on December 31. References to fiscal 2021, for example, refer to the fiscal year ended December 31, 2021. The period end for the Company covered by this report is June 30, 2021.
Use of Estimates
The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, standalone selling price ("SSP") of performance obligations for contracts with multiple performance obligations, estimate of variable consideration from revenue contracts, useful life of property and equipment, allowance for doubtful accounts, net realizable value of inventories, the valuation of goodwill and intangible assets, and the valuation of common and preferred stock used in the valuation of options to purchase common stock and warrants to purchase common stock or preferred stock. Actual results could differ from those estimates.
Segment Information
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding resource allocation and assessing performance. The Company’s Acting Chief Executive Officer is its CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance. Consequently, the Company has determined it operates and manages its business in one operating and one reportable segment.
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
Stock-Based Compensation
The Company’s stock-based compensation for employees and non-employees is accounted for in accordance with the provisions issued by the Accounting Standard Codification principles for stock compensation and share-based arrangements. Under the fair value recognition provisions of this statement, stock-based compensation expense is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over the requisite service period of the award, taking into consideration actual forfeitures. Determining the appropriate fair value and calculating the fair value of stock-based

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
awards requires judgment, including estimating stock price volatility, risk free interest rates, expected dividends, and expected life.
The Company estimates the fair value of stock options with a service-based vesting condition and employee stock purchase plan purchases on the date of grant using the Black-Scholes-Merton option-valuation model. The Company estimates the fair value of stock options with a market-based vesting condition on the date of grant using a Monte Carlo simulation model. The grant-date fair value of option awards is based upon the fair value of our common stock as of the date of grant, as well as estimates of the expected term of the awards, expected common stock price volatility over the expected term of the option awards, risk-free interest rates and expected dividend yield. Restricted Stock Units ("RSUs") granted are valued at the market price of our common stock on the date of grant.
Contingencies
The Company is subject to various litigation and arbitration claims that arise in the ordinary course of business, including but not limited to those related to employee matters. Some of these proceedings involve claims that are subject to substantial uncertainties and unascertainable damages. The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has determined that no provision for liability nor disclosure is required related to any claim against the Company when: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
CARES Act
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security (CARES) Act which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. As of June 30, 2021 and December 31, 2020, respectively, approximately $3.7 million of employer payroll tax payments were deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.
Accounting Pronouncements Adopted
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, an amendment to the accounting guidance on cloud computing service arrangements that changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This guidance is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 14, 2021. The Company adopted the new standard effective January 1, 2021 using a prospective transition method. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), which discusses the interaction between Topic 808, Collaborative Arrangements and Topic 606, Revenue from Contracts with Customers, including clarification around certain transactions between collaborative arrangement participants, adding unit-of-account guidance to Topic 808 and require that transactions in a collaborative arrangement where the participant is not a customer not be presented together with revenue recognized under Topic 606. This standard is effective for the Company for annual periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted but an entity may not adopt the amendments earlier than its adoption date of Topic 606. The Company adopted the new standard effective January 1, 2021 using a retrospective transition method. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.
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

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
information about the amounts recorded in the financial statements. The Company is required to adopt the new standard for 2022 and is currently evaluating the effect that Topic 842 will have on its financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Credit losses (Topic 326), subsequently amended by ASU 2019-10, which sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. The standard will become effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements and related disclosures.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments of ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022. The Company is evaluating the effect of this guidance and has not yet determined the impact to its financial statements and related disclosures.
3.    Business Combinations
Lodo Therapeutics Corporation
On May 16, 2021, the Company completed a nontaxable acquisition of 100% of the equity interests of Lodo Therapeutics Corporation ("Lodo"), a privately-held company which uses its proprietary bacterial metagenomics discovery platform to develop novel therapeutics from nature. The acquisition was accounted for as a business combination. The purchase price for the acquisition was $25.3 million, substantially all of which was non-cash consideration. The non-cash consideration consisted of 774,402 shares of the Company’s common stock. The intangible assets acquired consisted primarily of $22.2 million of goodwill and Lodo’s developed technology of $5.4 million. Goodwill recognized is primarily a measure of the expected synergies from combining the operations of Lodo and the Company’s developed technologies.
The Company granted RSUs to certain employees and consultants of Lodo in connection with the acquisition that generally vest in three installments over a period of up to two years, subject to their continued service with the Company.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table represents the allocation of the purchase consideration, including the non-cash consideration, based on fair value (in thousands):

Cash and cash equivalents	$1,778
Other current assets	464
Property, plant and equipment	948
Other non-current assets	305
Developed technology	5,400
Customer relationship intangible asset	420
Total identifiable assets acquired	$9,315
Accounts payable and accrued expenses	$4,643
Other liabilities	1,534
Deferred tax liability	26
Total liabilities assumed	$6,203
Net identifiable assets acquired	$3,112
Goodwill	22,237
Net assets acquired	$25,349
The Company's purchase price allocation for the acquisition is preliminary and subject to revision as additional information about the fair value of the assets and liabilities becomes available. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. Primary areas that are not yet finalized are related to acquired intangible assets including goodwill. Additional information that existed as of the closing date but not known at the time of this filing may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the closing date.
As a result of the business combination the Company incurred $0.9 million of acquisition related costs for its benefit which are not accounted for as part of consideration transferred. Acquisition related costs related primarily to legal services, accounting, tax, valuation, and due diligence and are recognized in General and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Pro forma results of operations will not be presented because the effects of this acquisition were not material to the Company’s Condensed Consolidated Financial Statements under applicable SEC rules.
enEvolv, Inc.
On March 10, 2020, the Company completed a nontaxable acquisition of 100% of the equity of enEvolv, Inc., which has developed an enzyme and strain development platform that is built on diverse strain libraries and ultra-high throughput screening that utilizes molecular sensor systems. The acquisition was accounted for as a business combination. The purchase price for the acquisition was $10.7 million, of which $10.6 million was non-cash consideration. The non-cash consideration primarily consisted of 1,082,747 shares of the Company’s common stock. The intangible assets acquired consisted primarily of $7.9 million of goodwill and enEvolv’s developed technology of $2.6 million. Goodwill recognized is primarily a measure of the expected synergies from combining the operations of enEvolv and the Company’s developed technologies.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As a result of the business combination the Company incurred $0.4 million of acquisition related costs for its benefit and were not accounted for as part of consideration transferred. Acquisition related costs related primarily to legal services, accounting, tax, valuation, due diligence, and escrow fees and are recognized in General and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Prior to the close of the transaction, the Company and enEvolv were unrelated parties that entered into a Research Agreement, whereby enEvolv provided services to the Company. As of the transaction date, the Company had $0.2 million prepaid services which were effectively settled through the business combination. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company's Condensed Consolidated Financial Statements under applicable SEC rules.
4.    Goodwill and Intangible Assets
The following table summarizes goodwill as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Goodwill	$33,841	$11,604
The $22.2 million increase in goodwill from December 31, 2020 to June 30, 2021 is due to the acquisition of Lodo on May 16, 2021 (Note 3).
The following table summarizes the net book value of the finite-lived intangible assets as of June 30, 2021 and December 31, 2020 (in thousands):

	Cost		Accumulated Amortization		Intangible Assets, Net
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Developed technology	$12,300	$6,900	$(3,116)	$(2,460)	$9,184	$4,440
Customer relationships	1,400	980	(806)	(630)	594	350
Net carrying value	$13,700	$7,880	$(3,922)	$(3,090)	$9,778	$4,790
As a result of the acquisition of Lodo, the Company acquired intangible assets consisting of $5.4 million in developed technology and $0.4 million in customer relationships, which are amortized over an estimated useful life of six and two years, respectively. The Company recognized $0.5 million and $0.3 million in amortization expense for the three months ended June 30, 2021 and 2020, and $0.8 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future amortization of intangible assets is as follows (in thousands):

Remainder of 2021	$1,249
2022	2,248
2023	2,067
2024	1,271
2025	1,271
Thereafter	1,672
$9,778
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
There were no transfers between the levels during the periods presented. As of June 30, 2021 and December 31, 2020, the Company’s financial assets and financial liabilities measured at fair value on a recurring basis were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2021
Financial Assets
Cash equivalents	$565,581	$—	$—	$565,581
Total financial assets	$565,581	$—	$—	$565,581

	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Financial Assets
Cash equivalents	$205,873	$—	$—	$205,873
Total financial assets	$205,873	$—	$—	$205,873
Financial Liabilities
Warrant derivative liability	$—	$—	$14,231	$14,231
Total financial liabilities	$—	$—	$14,231	$14,231
Financial instruments consist principally of cash equivalents, accounts receivables, accounts payable, accrued liabilities, debt, and warrant derivative liability.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a reconciliation of the beginning and ending balances for the warrant derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Balance at January 1, 2021	$14,231
Change in fair value	(1,849)
Fair value of warrants exercised	(12,382)
Balance at June 30, 2021	$—
The warrant derivative liability represented the fair value of the warrants issued in conjunction with the term loan agreement entered into in 2019. In April 2021 all warrants were exercised effective with the Company's IPO. No warrants were outstanding at June 30, 2021 (Note 7).
The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:
Accounts receivable, accounts payable, and accrued liabilities: The amounts reported in the accompanying balance sheets approximate fair value due to the short maturity of these instruments.
Debt: The gross amounts reported approximate fair value due to the debt being a variable interest rate debt and its relatively short-term maturity.
Warrant derivative liability: In April 2021 all warrants were exercised effective with the Company's IPO. At exercise, the warrants were remeasured to intrinsic value, with the resulting change in fair value recognized in Other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Prior to the exercise of the warrants, the Company estimated the fair value of outstanding warrants using a weighted average between the value derived from a Black-Scholes (BSM) option model for a fully diluted scenario and the price of the warrant by applying the probability-weighted expected return method. The BSM model's inputs reflect assumptions that a market participant would use in pricing the instrument in a current period transaction and included the following as of December 31, 2020:

December 31, 2020
Value per Series C Preferred share (fully-diluted)	$35.46
Exercise price	$16.98
Expected volatility	77.0%
Risk-free rate	0.79%
Time to liquidity (years)	8.97
6.    Balance Sheet Components
Property and equipment consist of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Machinery and equipment	$62,676	$54,999
Leasehold improvements	28,983	24,192
Furniture and office equipment	3,290	2,743
Computers and software	2,588	2,677
	97,537	84,611
Less accumulated depreciation and amortization	(56,433)	(47,977)
	41,104	36,634
Construction in progress	21,352	12,084
Total property and equipment, net	$62,456	$48,718
Depreciation and amortization expense was $4.4 million and $4.7 million for the three months ended June 30, 2021 and 2020, and $8.5 million and $9.0 million for the six months ended June 30, 2021 and 2020, respectively.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued and other current liabilities consist of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation cost	$15,023	$15,211
Other accrued operating expenses	15,920	9,616
Accrued offering costs	218	—
Accrued legal service fees	1,038	1,105
Accrued interest	815	842
Accrued tax liabilities	96	114
Accrued and other current liabilities	$33,110	$26,888
7.    Term Loans
In December 2019, the Company entered into and in February 2021, the Company amended and restated a credit and guaranty agreement in relation to the Company's senior secured delayed draw term loan facility, with Perceptive Credit Holdings II, LP and PCOF EQ AIV II, LP (the “Perceptive Credit Agreement”), in an aggregate principal amount of $100.0 million. On closing on December 19, 2019, the Company received $85.0 million which was available on the closing date, net of fees and repayment of the previous term loan. An additional $15.0 million is available prior to September 30, 2021 subject to satisfaction of certain milestones.
The Company's Perceptive Credit Agreement provides that a material adverse change constitutes an event of default. The lender has not invoked the material adverse change clause to date. In the event the material adverse change clause is invoked, the outstanding principal, interest, including any applicable default interest and any prepayment premium will become payable on demand of the lender.
The Company was in compliance with all covenants of the senior secured delayed draw term loan facility as of June 30, 2021.
The amounts outstanding as of December 31, 2020 were classified as current due to the substantial doubt about the Company's ability to continue operating as a going concern as of the date of issuance of the Company's audited annual financial statements, and the potential impact of the material adverse change clause.
Debt consists of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Senior secured delayed draw term loan facility bearing interest equal to 11.5% as of June 30, 2021 and December 31, 2020; final maturity December 19, 2024	$85,000	$85,000
Unamortized discount and offering costs	(5,089)	(5,669)
Senior secured delayed draw term loan facility, net	79,911	79,331
Less current portion	—	79,331
Long-term debt, net	$79,911	$—
Interest expense on the Company’s term loan consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Coupon interest	$2,471	$2,471	$4,914	$4,942
Amortization of debt discount and offering costs	296	258	580	471
Total interest expense on term loan	$2,767	$2,729	$5,494	$5,413
Warrants Related to Prior Loan Agreement
In November 2014, the Company entered into a loan and security agreement for a term note which was subsequently amended and extinguished. In connection with the loan and security agreement and its amendments, the Company issued warrants to purchase the Company's common stock. On April 28, 2021, all warrants to purchase the Company's common stock, issued in connection with the Company's prior loan agreement, were exercised at the option of the holder. An aggregate of 226,880 shares were issued in connection with the cashless exercise. As of June 30, 2021, no common stock warrants were outstanding.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Warrants Related to Current Loan Facility
In connection with the Perceptive Credit Agreement, the Company issued a warrant to purchase the Company’s Series C Preferred Stock (the “2019 Warrants”). On April 1, 2021, the holders of the Company's Series C Preferred Stock Warrants elected to exercise their warrants. The exercise was conditioned upon the consummation of a public offering of the Company's common stock on or prior to June 30, 2021. The exercise became effective with the Company's IPO in April 2021, with aggregate exercise proceeds of $15.0 million. As of June 30, 2021, no 2019 Warrants were outstanding.
8.    Convertible Preferred Stock
Except as described below, the Company’s convertible preferred stock is described in Note 10 of the “Notes to Consolidated Financial Statements” in the Prospectus.
As of December 31, 2020, the Company's convertible preferred stock consisted of the following:

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
On April 26, 2021, immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into 68,115,459 shares of common stock. As of June 30, 2021, no convertible preferred stock was outstanding.
9.    Equity
Equity Incentive Plans
In April 2021, the 2021 Incentive Award Plan (the "2021 Plan") became effective. The 2021 Plan serves as a successor to the 2014 Stock Plan (the "2014 Plan"). The 2021 Plan permits the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, cash awards and stock bonuses. The Company reserved an initial 10,770,034 shares of common stock for issuance under the 2021 Plan, which includes the remaining reserved and unissued shares under the 2014 plan on the effective date of the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2021 Plan by the number of shares equal to 5.0% of the total outstanding shares of the Company's common stock as of the immediately preceding December 31 or such lesser number as determined by the Board of Directors. Awards granted under the 2021 Plan expire no later than ten years from the date of grant. For incentive stock options and non-statutory stock options, the option price shall not be less than 100% of the fair market value on the day of grant. If at the time the Company grants an option and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all the Company's classes of stock, the option price is required to be at least 110% of the fair market value on the day of grant. Options and RSUs granted typically vest over a four-year period but may be granted with different vesting terms. As of June 30, 2021, there were 8,266,390 shares available for us to grant under the 2021 Plan.
In July 2014, the Company adopted the 2014 Plan for employees and non-employees pursuant to which the Board of Directors granted share-based awards, including stock options, to officers, employees, and non-employees. As of the effective date of the 2021 Plan, no further awards are issued from the 2014 Plan.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options with Service-based Vesting Conditions
The following table summarizes option activity under the 2021 Plan and the 2014 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2020	5,498,490	$6.65	7.75	$79,756
Options granted	2,049,489	$28.41
Options exercised	(968,923)	$4.59
Options cancelled	(229,725)	$16.89
Outstanding - June 30, 2021	6,349,331	$13.62	7.97	$167,670
Unvested - June 30, 2021	3,749,969	$19.29	9.25	$77,771
Exercisable - June 30, 2021	2,599,362	$5.42	6.25	$89,899
The weighted average grant-date fair value of options granted was $18.33 per share and $4.86 per share, during the six months ended June 30, 2021, and 2020, respectively.
The aggregate intrinsic value of stock option awards exercised, determined at the date of option exercise, was $25.8 million and $1.9 million, during the six months ended June 30, 2021, and 2020, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise.
Stock-based compensation expense for stock options is estimated at the grant date based on the fair-value using the Black-Scholes option pricing model. The fair value of employee stock options is recognized as an expense ratably over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.04% - 1.09%	0.44% - 0.45%	0.77% - 1.09%	0.44% - 1.41%
Expected term (in years)	6.08	6.08	6.08	6.08
Expected volatility	73.03% - 74.27%	53.23% - 53.29%	73.03% - 74.67%	50.43% - 53.29%
As of June 30, 2021 the Company has employee stock-based compensation expense of $40.6 million related to unvested stock options not yet recognized, which is expected to be recognized over an estimated weighted average period of approximately 3.40 years.
Stock Options with Market-based Vesting Conditions
In April 2021, the Company granted options to purchase 2,099,999 shares of common stock to the Company's three founders, effective as of the closing of the IPO and adoption of the 2021 Plan, with an exercise price of $31.00 per share. The options are divided into five tranches with each tranche vesting, conditioned on the founder remaining a full time employee of the Company, when specific market capitalization and minimum price per share milestones are met, or as measured by total consideration per share in a change in control transaction. The options expire ten years from the grant date; any tranche not earned by the seventh anniversary of the grant date is forfeited. The total grant date fair value of these options was $39.6 million, which will be recognized ratably for each vesting tranche using the accelerated attribution method as the award is subject to graded vesting over the weighted average derived service period of 3.19 years.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of the options was determined at the grant date using a Monte Carlo simulation model with the following assumptions:

Expected dividend yield	—%
Risk-free interest rate	1.57%
Expected term (in years)	10.00
Expected volatility	75.00%
The expected volatility was based on the most recent ten-year period for the Company's peer group. The stock price projection for the Company assumes a zero percent dividend yield. The risk-free interest is based on the yield on U.S. Treasury bonds with a maturity consistent with the ten-year expected term associated with the market condition of the award.
Restricted Stock Units with Service-based Vesting Conditions
The following table summarizes RSU activity (in thousands, except share and per share amounts and term):

	Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock Units as of December 31, 2020	—	$—
Granted (1)	203,433	$36.96
Vested	—
Forfeited	—
Non-vested Restricted Stock Units as of June 30, 2021	203,433	$36.96
—–—–—–—–—–—–
(1) Includes RSUs granted to employees and consultants as part of the acquisition of Lodo (Note 3)
RSUs granted are valued at the market price of our common stock on the date of grant. The Company recognizes compensation expense for the fair value of RSUs ratably over the requisite service period of the awards. As of June 30, 2021 there was $6.9 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.56 years.
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
The following table summarizes activity of the non-vested stock with service-based vesting granted as part of the Radiant acquisition (in thousands, except share and per share amounts and term):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
Non-vested stock as of December 31, 2020	67,240	$4.95	1.0	$1,089
Granted	—
Vested	(33,620)	$4.95
Forfeited	—
Non-vested stock as of June 30, 2021	33,620	$4.95	0.50	$1,179
The total intrinsic value of non-vested stock that vested and were released was $1.2 million and $0.3 million, during the six months ended June 30, 2021, and 2020, respectively. As of June 30, 2021 there was $0.2 million, of total unrecognized compensation cost related to non-vested stock, which is expected to be recognized over a weighted average period of 0.50 years.
Employee Stock Purchase Plan
In April 2021, the 2021 Employee Stock Purchase Plan (the "2021 ESPP") was adopted. The 2021 ESPP was adopted in order to enable eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. The Company initially reserved 2,154,006 shares of common stock for

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
issuance under the 2021 ESPP. The number of shares reserved for issuance under the 2021 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through the first ten calendar years by the number of shares equal to 1.0% of the total outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The price at which common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. The offering periods begin in May and November of each year, except the initial offering period which commenced with the IPO in April 2021 will conclude in November 2021.
Compensation Expense
Compensation expense related to stock-based awards was included in the following categories in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss in accordance with the accounting guidance for share-based payments for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of service revenue	$944	$352	$1,368	$623
Research and development	2,537	372	3,290	690
Sales and marketing	366	123	561	279
General and administrative	3,118	396	3,999	693
Total stock-based compensation	$6,965	$1,243	$9,218	$2,285
Compensation expense by stock-based award was as follows for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options with service based vesting conditions	$3,356	$1,160	$5,526	$2,119
Stock options with market based vesting conditions	2,414	—	2,414	—
RSUs with service based vesting conditions	585	—	585	—
Non-vested stock	83	83	166	166
ESPP	527	—	527	—
Total stock-based compensation	$6,965	$1,243	$9,218	$2,285
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
On March 5, 2021, both promissory notes were repaid, including the principal and all unpaid interest in an amount of $4.0 million were settled by the receipt of a $2.0 million payment and the return of 67,050 shares of common stock to the Company. The 67,050 shares of common stock were immediately retired upon return to the Company.
10.    Net Loss Per Share
Basic net loss per share is determined by dividing net loss by the weighted average shares outstanding for the period. The Company analyzes the potential dilutive effect of stock options, non-vested stock, RSUs, stock issuable under the ESPP, and warrants under the treasury stock method (as applicable), during periods of income, or during periods in which income is recognized related to changes in fair value of its liability-classified securities.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data) applicable to common stockholders for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss, basic	$(100,833)	$(59,440)	$(185,418)	$(124,780)
Less: Gain on change in fair value of warrant liabilities	—	—	1,849	—
Net loss, diluted	$(100,833)	$(59,440)	$(187,267)	$(124,780)
Denominator:
Weighted average shares used in calculating net loss per share, basic	77,671,643	12,288,520	45,512,654	11,805,573
Effect of dilutive securities:
Warrants to purchase Series C convertible preferred stock	—	—	214,499	—
Weighted average shares used in calculating net loss per share, diluted	77,671,643	12,288,520	45,727,153	11,805,573
Net loss per share, basic	$(1.30)	$(4.84)	$(4.07)	$(10.57)
Net loss per share, diluted	$(1.30)	$(4.84)	$(4.10)	$(10.57)
The following potentially dilutive shares as of the periods ended June 30, 2021, and 2020, were excluded from the calculation of diluted net loss per share applicable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	June 30, 2021	June 30, 2020
Shares issuable under convertible preferred stock	—	54,856,348
Warrants to purchase Series C convertible preferred stock	—	883,332
Options to purchase common stock	6,349,331	4,951,390
Restricted stock units	203,433	—
Non-vested stock	33,620	100,860
Warrants to purchase common stock	—	242,322
Total	6,586,384	61,034,252
11.    Revenue, Credit Concentrations and Geographic Information
The Company has primarily earned revenue by engaging in R&D service contracts. The Company also earns revenue through collaborative arrangements with partners to develop novel materials to be commercialized by the collaborative partner and the Company.
The Company’s R&D service contracts generally consist of fixed-fee multi-phase research terms with concurrent value-share and/or performance bonus payments based on developing an improved microbial strain. The research term of the contracts typically spans several quarters and the contract term for revenue recognition purposes is determined based on the customer’s rights to terminate the contract for convenience. Other payment types, typically consisting of performance bonuses or value share payments, are constrained until those payments become probable or are earned. The Company recognized performance bonuses of $0.3 million for the six months ended June 30, 2021. For the three months ended June 30, 2021 and for the three and six months ended June 30, 2020, performance bonuses the Company recognized were insignificant. For the three and six months ended June 30, 2021 and 2020, the Company has not recognized any royalty or value share payments.
When acceptance clauses are present in an agreement, the Company recognizes the R&D service revenue at a point in time when the R&D services provided have been accepted by the customer and the Company has a present right for payment and no refunds are permitted. The Company recognized revenue at a point in time due to customer acceptance clauses of $1.5 million and $0.2 million for the three months ended June 30, 2021 and 2020, and $2.3 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table represents changes in the balances of our contract liabilities during the periods ended June 30, 2021, and 2020 (in thousands):

	December 31, 2020	Additions	Deletions	June 30, 2021
Contract liabilities:
Deferred revenue	$3,014	$7,057	$(5,797)	$4,274

	December 31, 2019	Additions	Deletions	June 30, 2020
Contract liabilities:
Deferred revenue	$1,760	$3,946	$(2,295)	$3,411
Additions to contract liabilities during the six months ended June 30, 2021 include $1.4 million of deferred revenue through the acquisition of Lodo (Note 3). Additions to contract liabilities during the six months ended June 30, 2020 include $0.6 million of deferred revenue through the acquisition of enEvolv (Note 3). Long-term deferred revenue is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.
Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Remaining performance obligations consisted of the following (in thousands):

	Current	Noncurrent	Total
As of June 30, 2021	$4,370	$2,703	$7,073
The Company’s noncurrent remaining performance obligation is expected to be recognized in the next 1.1 to 2.3 years.
Customers representing 10% or greater of revenue were as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer A	17%	44%	22%	49%
Customer B	40%	—%	31%	—%
Customer C	10%	*	12%	17%
Customer D	*	*	*	12%
Customer H	—%	16%	—%	*
—–—–—–—–—–—–
* Less than 10%
Customers representing 10% or greater of billed accounts receivable were as follows as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Customer A	18%	37%
Customer B	39%	—%
Customer D	15%	23%
Customer E	18%	23%
Customer G	—%	17%

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's revenues by geographic region are presented in the table below for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States of America	$1,815	$283	$3,047	$1,394
Asia	1,308	779	2,729	2,117
Europe	2,764	154	3,846	659
Total revenue	$5,887	$1,216	$9,622	$4,170
12.    Commitments and Contingencies
Operating Lease Commitments
The Company leases certain facilities and recognizes rent expense on a straight-line basis, net of sublease income, over the non-cancellable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense under operating leases was $9.5 million and $3.8 million for the three months ended June 30, 2021 and 2020, and $15.8 million and $7.5 million for the six months ended June 30, 2021 and 2020, respectively.
Total future minimum rental commitments under long-term leases, net of sublease income, with an initial term of more than one year are estimated as follows (in thousands):

Remainder of 2021	$9,321
2022	28,739
2023	35,391
2024	34,861
2025	33,844
Thereafter	240,810
$382,966
Contingencies
The Company is subject to various litigation and arbitration claims that arise in the ordinary course of business, including but not limited to those related to employee matters. Unless otherwise specifically disclosed, we have determined that no provision for liability is required related to any claim against the Company.
13.    Subsequent Events
On August 2, 2021, Josh Hoffman separated from his position as Zymergen’s Chief Executive Officer and resigned as a member of the Board. Mr. Hoffman and the Company entered into an Employment Separation Letter Agreement, pursuant to which, among other things, all of the stock options held by Mr. Hoffman that are vested as of the separation date will remain exercisable until June 30, 2022 and all unvested equity awards held by Mr. Hoffman were forfeited as of the separation date. As such, Mr. Hoffman forfeited options to purchase 1,183,333 shares of common stock that were granted to the Company's founders. All expense incurred prior to the separation date related to unvested options were reversed as of the separation date.
On August 4, 2021, the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's IPO were named as defendants in a putative securities class action filed on behalf of purchasers of the Company's common stock pursuant to or traceable to the registration statement for its IPO. The action is pending in the United States District Court for the Northern District of California, and is captioned Shankar v. Zymergen Inc. et al., Case No. 3:21-cv-06028-JCS. The action alleges violations of Sections 11 and 15 of the Securities Act of 1933 in connection with the Company's IPO, and seeks damages in an unspecified amount, attorneys’ fees, and other remedies. The Company intends to defend vigorously against such allegations.

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
Overview
Zymergen partners with Nature to design, develop and commercialize bio-based breakthrough products that can deliver value to customers in a broad range of industries. Our goal is to create new products with a proprietary platform that unlocks the design and manufacturing efficiency of the biological processes with technology’s ability to rapidly iterate and control diverse functions. We call our process biofacturing and we expect it will create better products faster, cheaper and more sustainably than traditional chemistry by engineering microbes to make novel biomolecules that are the key ingredients in those products. Substantially all of our revenue to date has been generated from R&D service contracts and collaboration arrangements aimed at developing, testing and validating our biofacturing platform by providing custom services for use only by the collaboration partner. Over the next few years, we seek to grow our product sales and commercialize our products and generate revenue from these products. Our long-term objective is to generate revenue from the sale of numerous breakthrough products across a variety of industries.
Recent Developments
Assessment of our Product Delivery Timeline and Revenue Projections
We recently became aware of issues with our commercial product pipeline that impact our product delivery timeline and revenue projection for Hyaline and potentially other products in our pipeline. The commercial opportunity for Hyaline is smaller than we expected and the product qualification process for Hyaline is likely to take longer than we originally expected. We may experience similar delays for other product launches that also require a product qualification process. We no longer expect product revenue in 2021, and expect product revenue to be immaterial in 2022.
During the quarter, several key target customers encountered technical issues in implementing Hyaline into their manufacturing processes typical of new product and process development learnings. We have made significant progress towards addressing these challenges and believe there are no intrinsic technical issues with Hyaline. However, our commercial ramp is delayed. We are also continuing to evaluate emerging data on the total addressable market for foldable display applications, which indicate a smaller near-term market opportunity that is growing less rapidly than anticipated, as well as its impact on our sales forecast.
We are currently conducting a full assessment of our target markets and the fit of the products in our pipeline to those markets, including exploring adjacent opportunities that could potentially provide for new revenue sources, among other activities. We are also developing a plan to align our costs to our delayed revenue ramp, including potentially restructuring some of our expenses, including lease expenses. We expect that we will have to reduce our workforce in connection with these efforts. Following these activities, we will develop a new strategic plan with clear milestones and goals.
Acquisition of Lodo Therapeutics Corporation
On May 16, 2021, the Company completed a nontaxable acquisition of 100% of the equity interests of Lodo Therapeutics Corporation ("Lodo"), a privately-held company which uses its proprietary bacterial metagenomics discovery platform to develop novel therapeutics from nature. The acquisition was accounted for as a business combination. The purchase price for the acquisition was $25.3 million, substantially all of which was non-cash consideration. The non-cash consideration consisted of 774,402 shares of the Company’s common stock. For more information, refer to Note 3 in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1, above.

Components of Results of Operations
Revenue
Research and Development Service Agreements Revenue. To date, we have earned revenue by engaging in R&D services primarily to help our customers develop bio-based products. In addition, the R&D services provided to our customers test and validate our biofacturing platform. We account for R&D service contracts when we have approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The research term of the contracts spans typically over several quarters and the contract term for revenue recognition purposes is determined based on the customer’s rights to terminate the contract for convenience. Over the longer-term, as and to the extent we grow our product sales and commercialize products, we expect revenue from R&D services to represent a smaller component of our total revenue.
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
We are currently developing a plan to reduce our expenses to align with our delayed revenue ramp, among other activities; however, we expect increased non-recurring expenses in the near-term, which may include consultancy fees and restructuring expenses, as we implement cost-saving measures.
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
Change in fair value of warrant liability
The change in the fair value of the warrant liability is due to the change in the value of the underlying shares of Series C Preferred Stock. The change in value reflects the change in fair value of the underlying shares of Series C Preferred Stock during the applicable period.

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
Results of Operations for the Three Months Ended June 30, 2021 and 2020
The following table set forth our results of operations for the periods (in thousands):

	Three Months Ended June 30,		Change
	2021	2020	$	%
Revenues from research and development service agreements	$4,879	$771	$4,108	532.8%
Collaboration revenue	1,008	445	563	126.5%
Total revenues	5,887	1,216	4,671	384.1%
Cost and operating expenses:
Cost of service revenue	21,829	18,098	3,731	20.6%
Research and development	50,152	17,481	32,671	186.9%
Sales and marketing	7,904	4,582	3,322	72.5%
General and administrative	23,661	16,610	7,051	42.5%
Total cost and operating expenses	103,546	56,771	46,775	82.4%
Operating loss	(97,659)	(55,555)	(42,104)	75.8%
Other income (expense):
Interest income	12	42	(30)	(71.4)%
Interest expense	(2,767)	(2,729)	(38)	1.4%
Gain (loss) on change in fair value of warrant liabilities	(430)	(1,166)	736	(63.1)%
Other expense, net	(5)	(31)	26	(83.9)%
Total other expense	(3,190)	(3,884)	694	(17.9)%
Loss before income taxes	(100,849)	(59,439)	(41,410)	69.7%
(Provision for) benefit from income taxes	16	(1)	17	(1,700.0)%
Net loss	$(100,833)	$(59,440)	$(41,393)	69.6%
Revenue
Revenue from research and development service agreements increased by $4.1 million, or 533%, for the quarter ended June 30, 2021 compared to the same period of the prior year. This increase was primarily due to the following:
•a $3.0 million increase from new and acquired contracts, including $1.6 million that was recognized at a point in time;
•a $1.3 million increase compared to the three months ending June 30, 2020 as a result of temporary lab closures in 2020 due to the COVID-19 pandemic. The appropriate functioning of our labs are essential to deliver the R&D services to our customers; and
•a $0.3 million increase of additional revenue recognized at a point in time due to contract milestones.
Off-set by:
•a $0.5 million decrease from contracts ending in 2020.

Collaboration revenue increased by $0.6 million, or 127%, for the quarter ended June 30, 2021 compared to the same period of the prior year. This increase was due to the increased research activity under the partnership agreement with Sumitomo Chemical.
Cost of Revenue
Cost of service revenue increased by $3.7 million, or 21%, for the quarter ended June 30, 2021 compared to the same period of the prior year. This increase was primarily due to:
•an increase of approximately $1.9 million in consumables, reflecting the lower use of consumables when labs were closed in the period mid-March through approximately June 1, 2020, due to the COVID-19 pandemic;
•an increase in rent allocation of approximately $1.4 million due to an expansion of our real estate costs, including the addition of a new company headquarters, which is currently under development;
•an increase of approximately $0.8 million in other expenses of which $0.4 million is due to an increase in insurance expenses and the remainder is largely due to the cost of returning to labs and office space following the close down in 2020, due to the COVID-19 pandemic;
•an increase of approximately $0.6 million in stock compensation, partly due to an increase in the fair value of the shares underlying options with service-based vesting conditions, the vesting of awards under the ESPP adopted in connection with the IPO and the impact of the issuance of options with market-based vesting conditions; and
•an increase in the use of contract research resources of $0.5 million due mainly to the engagement of contract research resources to accelerate a client early stage development project.
This was offset by:
•a decrease of $1.5 million in labor cost associated with a shift of resources from performing research and development activities for third parties to performing research and development activities on our own products. This is net of the impact of annual salary and bonus increases that went into effect on January 1, 2021 to reflect current market trends.
Operating Expenses
Research and development
Research and development expense increased by $32.7 million, or 187%, in the quarter ended June 30, 2021 compared to the same period of the prior year. The overall increase is primarily due to:
•the increase in resources allocated to our own product development from customer research and development activities, along with the further development of Hyaline and other products in our product pipeline. Continuing from the first quarter of 2021, the principal focus in the second quarter of 2021 was work on Hyaline to progress toward full-scale production; and
•the increase reflects the expenses incurred post acquisition of Lodo Therapeutics, of approximately $1.4 million primarily relating to personnel and consumables.
This resulted in:
•a $15.0 million increase in manufacturing and lab consumables, largely attributable to the development of Hyaline, ZYM0107 (optical film) and ZYM0101 (optical film) products;
•a $7.8 million increase in labor costs due to an expansion of resources focused on R&D activities (including the Lodo personnel), and the impact of annual salary and bonus increases that went into effect on January 1, 2021 to reflect current market trends;
•further, there has been a $3.7 million increase in allocated rent due to an expansion of our real estate costs, including the addition of a new company headquarters, which is currently under development; and
•a $1.1 million increase in expense related to utilization of subcontractors in developmental activities; and
In addition there was:
•an increase of approximately $2.1 million in stock compensation, partly due to the increased resources, an increase in the fair value of the shares underlying options with service-based vesting conditions, the vesting of awards under the ESPP adopted in connection with the IPO, the impact of the issuance of options with market-based vesting conditions, and the impact of the RSUs issued in relation to the Lodo Therapeutics acquisition for post acquisition services;
•a $1.6 million increase in depreciation attributable to new equipment and leasehold improvements entered into service throughout 2020 and 2021; and
•an increase of approximately $1.1 million in other expenses, of which approximately $0.6 million is due to an increase in insurance expenses and the remainder is largely due to the cost of returning to labs and office space following the close down in 2020, due to the COVID-19 pandemic.

Sales and marketing
Sales and marketing expense increased by $3.3 million, or 73%, in the quarter ended June 30, 2021 compared to the same period of the prior year. This increase was primarily due to:
•a $1.7 million increase in expense related to subcontractors. This was largely due to an increase in customer and brand marketing activities;
•an increase of approximately $0.7 million in labor costs due to the expansion of the sales and marketing resources, along with the impact of annual salary and bonus increases that went into effect on January 1, 2021 to reflect current market trends; and
•a $0.3 million increase in allocated rent.
General and administrative
General and administrative expense increased by $7.1 million or 42%, in the quarter ended June 30, 2021 compared to the same period of the prior year. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of approximately $2.7 million in stock compensation, partly due to increased headcount, an increase in the fair value of the shares underlying options with service-based vesting conditions, the impact of the issuance of options with market-based vesting conditions and the vesting of awards under the ESPP adopted in connection with the IPO;
•a $2.6 million increase in legal, strategy, investor relations and accounting service fees, mainly associated with the IPO, offset by a reduction of allocation of headcount to G&A as a result of the end of the COVID-19 lab closures in 2020;
•a $1.6 million increase in rent and facilities costs. This was largely driven by the increase in the property costs year on year, including the commencement of the lease for our new headquarters in mid-February 2021. This property is under development and is expected to be available for occupancy in early 2022;
•a $0.6 million increase in labor costs, due to an expansion of resources to meet the requirements of being a public company, and the impact of annual salary and bonus increases that went into effect on January 1, 2021 to reflect current market trends; and
•an increase of approximately $0.5 million in other expenses, of which approximately $0.3 million is due to an increase in insurance expenses and the remainder is largely due to the cost of returning to labs and office space following the close down in 2020, due to the COVID-19 pandemic.
This was offset by:
•a decrease of approximately $0.7 million in depreciation and software costs and a decrease of approximately $0.2 million in consumables.
Interest income (expense)
Interest income and interest expense was flat in the quarter ended June 30, 2021 compared to the same period of the prior year.
Gain (loss) on change in fair value of warrant liability
A loss on change in fair value of warrant liability of $0.4 million was recorded in the quarter ended June 30, 2021, compared to a loss of $1.2 million in the same period of the prior year, a change in the fair value of warrant liability of $0.8 million. The change in the fair value of the warrant liability is driven by the difference in valuation methodologies between the two periods. The warrants were exercised in connection with the IPO in April 2021 and were at that time remeasured to their intrinsic value. Throughout 2020, the warrant value was influenced by the change in the value of the underlying Series C preferred stock which increased significantly during the second quarter of 2020 with the expectation of Series D fund-raising closing, and hence providing a better runway for the Company to achieve its product goals.

Results of Operations for the Six Months Ended June 30, 2021 and 2020
The following table set forth our results of operations for the periods (in thousands):

	Six Months Ended June 30,		Change
	2021	2020	$	%
Revenues from research and development service agreements	$7,493	$2,675	$4,818	180.1%
Collaboration revenue	2,129	1,495	634	42.4%
Total revenues	9,622	4,170	5,452	130.7%
Cost and operating expenses:
Cost of service revenue	42,959	42,674	285	0.7%
Research and development	89,963	39,283	50,680	129.0%
Sales and marketing	14,776	10,123	4,653	46.0%
General and administrative	42,992	30,303	12,689	41.9%
Total cost and operating expenses	190,690	122,383	68,307	55.8%
Operating loss	(181,068)	(118,213)	(62,855)	53.2%
Other income (expense):
Interest income	55	419	(364)	(86.9)%
Interest expense	(5,494)	(5,413)	(81)	1.5%
Gain (loss) on change in fair value of warrant liabilities	1,849	(1,616)	3,465	(214.4)%
Other expense, net	(768)	(63)	(705)	1,119.0%
Total other expense	(4,358)	(6,673)	2,315	(34.7)%
Loss before income taxes	(185,426)	(124,886)	(60,540)	48.5%
(Provision for) benefit from income taxes	8	106	(98)	(92.5)%
Net loss	$(185,418)	$(124,780)	$(60,638)	48.6%
Revenue
Revenue from research and development service agreements increased by $4.8 million, or 180%, for the six months ended June 30, 2021 compared to the same period of the prior year. This increase was primarily due to the following:
•a $3.8 million increase from new and acquired contracts, including $1.6 million that was recognized at a point in time and an additional $0.6 million of which was recognized at a point in time for work performed in fourth quarter of 2020 but recognized in first quarter of 2021, due to a delay in contract signing until first quarter of 2021;
•a $1.5 million increase compared to the six months ended June 30, 2020 as a result of temporary lab closures in 2020 due to the COVID-19 pandemic. The appropriate functioning of our labs are essential to deliver the R&D services to our customers; and
•a $0.6 million increase of additional revenue recognized at a point in time due to contract milestones.
Off-set by:
•a $1.1 million decrease from contracts ending in 2020.
Collaboration revenue increased by $0.6 million, or 42%, for the six months ended June 30, 2021 compared to the same period of the prior year. This increase was due to the increased research activity under the partnership agreement with Sumitomo Chemical.
Cost of Revenue
Cost of service revenue increased by $0.3 million, or 1%, in the six months ended June 30, 2021 compared to the same period of the prior year. This was primarily due to the following:
•an increase of approximately $1.6 million in rent allocation due to an expansion of our real estate costs, including the addition of a new company headquarters, which is currently under development;
•an increase of approximately $1.2 million in consumables, reflecting lower use of consumables when the labs were closed in the period mid-March through approximately June 1 2020, due to the COVID-19 pandemic;
•an increase in the use of contract research resources of $0.9 million due mainly to the engagement of contract research resources to accelerate a client early stage development work;

•an increase of approximately $0.5 million in other expenses, of which $0.4 million is due to an increase in insurance expenses and the remainder is largely due to the cost of returning to labs and office space following the close down in 2020, due to the COVID-19 pandemic; and
•an increase of approximately $0.5 million in stock compensation, partly due to increased headcount, an increase in the fair value of the shares underlying options with service-based vesting conditions, the impact of the issuance of options with market-based vesting conditions and the vesting of awards under the ESPP adopted in connection with the IPO.
This was offset by:
•a $4.4 million decrease in labor cost associated with a shift of resources from performing research and development activities for third parties to performing research and development activities on our own products. This is net of the impact of annual salary and bonus increases that went into effect on January 1, 2021 to reflect current market trends.
Operating Expenses
Research and development
Research and development expense increased by $50.7 million, or 129%, in the six months ended June 30, 2021 compared to the same period of the prior year. The overall increase is primarily due to:
•the increase in resources allocated to our own product development from customer research and development activities, along with the further development of Hyaline and other products in our product pipeline; and
•the increase reflects the expenses incurred post acquisition of Lodo Therapeutics, of approximately $1.4 million primarily relating to personnel and consumables.
This resulted in:
•a $22.5 million increase in manufacturing and lab consumables, largely attributable to the development of Hyaline, ZYM0107 (optical film) and ZYM0101 (optical film) products;
•a $12.1 million increase in labor costs due to an expansion of resources focused on R&D activities (including the Lodo personnel), and the impact of annual salary and bonus increases that went into effect on January 1, 2021 to reflect current market trends;
•a $5.1 million increase in allocated rent due to an expansion of our real estate costs, including the addition of a new company headquarters, which is currently under development; and
•a $4.5 million increase in expense related to utilization of subcontractors in developmental activities.
In addition, there was:
•an increase of approximately $2.6 million in stock compensation, partly due to increased headcount, an increase in the fair value of the shares underlying options with service-based vesting conditions, the impact of the issuance of options with market-based vesting conditions, the vesting of awards under the ESPP adopted in connection with the IPO and the impact of the RSUs issued in relation to the Lodo Therapeutics acquisition for post acquisition services;
•a $2.2 million increase in depreciation attributable to new equipment and leasehold improvements entered into service throughout 2020 and 2021; and
•an increase of approximately $1.4 million in other expenses, of which approximately $0.7 million is due to an increase in insurance expenses and the remainder is largely due to the cost of returning to labs and office space following the close down in 2020, due to the COVID-19 pandemic.
Sales and marketing
Sales and marketing expense increased by $4.7 million, or 46%, in the six months ended June 30, 2021 compared to the same period of the prior year. This increase was primarily due to:
•a $2.7 million increase in expense related to subcontractors. This was largely due to an increase in customer and brand marketing activities;
•an increase of approximately $1.1 million in labor costs due to the expansion of sales and marketing resources, along with the impact of annual salary and bonus increases that went into effect on January 1, 2021 to reflect current market trends;
•a $0.5 million increase in allocated rent; and
•an increase of approximately $0.3 million in stock compensation, partly due to increased headcount, an increase in the fair value of the shares underlying options with service-based vesting conditions and the vesting of awards under the ESPP adopted in connection with the IPO.

General and administrative
General and administrative expense increased by $12.7 million or 42%, in the six months ended June 30, 2021 compared to the same period of the prior year. The increase in general and administrative expenses was primarily attributable to the following:
•a $5.2 million increase in legal, strategy, investor relations and accounting service fees, mainly associated with becoming a public company;
•an increase of approximately $3.3 million in stock compensation, partly due to increased headcount, an increase in the fair value of the shares underlying options with service-based vesting conditions, the impact of the issuance of options with market-based vesting conditions and the vesting of awards under the ESPP adopted in connection with the IPO;
•a $2.4 million increase in labor costs due to an expansion of resources to meet the requirements of being a public company and the impact of annual salary and bonus increases that went into effect on January 1, 2021 to reflect current market trends, offset by a reduction of allocation of headcount to G&A as a result of the end of the COVID-19 lab closures in 2020;
•a $2.4 million increase in rent and facilities costs. This was largely driven by the increase in the property costs year on year, including the commencement of the lease for our new headquarters in mid-February 2021. This property is under development and is expected to be available for occupancy in early 2022; and
•an increase of approximately $0.4 million in other expenses, of which approximately $0.3 million is due to an increase in insurance expenses and the remainder is largely due to the cost of returning to labs and office space following the close down in 2020, due to the COVID-19 pandemic.
This was offset by:
•a decrease of approximately $0.7 million in depreciation and software costs and a decrease of approximately $0.3 million in consumables.
Interest income (expense)
Interest income decreased by $0.4 million, or 87%, in the six months ended June 30, 2021 compared to the same period of the prior year. This decrease was primarily due to a reduction in the principal balance held in certain money market funds combined with a decrease in overall market interest rates.
Interest expense was flat in the six months ended June 30, 2021 compared to the same period of the prior year.
Gain (loss) on change in fair value of warrant liability
A gain on change in fair value of warrant liability of $1.8 million was recorded in the six months ended June 30, 2021, compared to a loss of $1.6 million in the same period of the prior year, a change in the fair value of warrant liability of $3.4 million.
The gain in the fair value of the warrant liability in the six months ended June 30, 2021, was primarily due to the assumption used in the valuation of the warrants which as of March 31, 2021 used a weighted average derived from a Black-Scholes (BSM) option model with a term consistent with the time to the expected IPO date as of March 31, 2021 based on the expectation that the warrant would be exercised at the IPO (conditioned upon the consummation of a public offering of the Company's common stock on or prior to June 30, 2021) and the value derived from the option pricing model with a term consistent with the remaining term until a future liquidity event, other than the IPO scenario described above. This change in assumption led to a gain on change in fair value of warrant liability of $2.3 million in the quarter ended March 31, 2021. In the subsequent quarter ending June 30, 2021, there was a partial reversal of the gain of $0.4 million when the warrants were exercised in connection with the IPO in April 2021 and were at that time remeasured to their intrinsic value.
Throughout 2020, the warrant value was influenced by the change in the value of the underlying shares of Series C preferred stock which increased significantly during the six months ending June 30, 2020, with the expectation of Series D closing and hence providing a better runway for the Company to achieve its product goals. The increase in fair value of the warrant liability resulted in a loss of $1.6 million in that period.
Other expense
Other expense increased by $0.7 million in the six months ended June 30, 2021 compared to the same period of the prior year. This increase was primarily due to an unrealized loss on a currency balance following a strengthening of the US dollar primarily against the Japanese Yen.

Income Taxes
Income taxes increased by $0.1 million in the six months ended June 30, 2021 compared to the same period of the prior year, this was due to the impact of the tax credit arising from the enEvolv acquisition in the first quarter of 2020.
Liquidity, Capital Resources and Plan of Operations
From our inception through June 30, 2021 we have incurred significant operating losses and negative cash flows from our operations as we developed our biofacturing platform.
We have not yet generated revenue from product sales (except for nominal revenue related to the sale of samples of Hyaline), do not expect to generate revenue from product sales in 2021 and expect product revenue to be immaterial in 2022. Our first product, Hyaline, is still in the qualification process with customers. We recently became aware of issues with our commercial product pipeline that impact our product delivery timeline and revenue projection for Hyaline and potentially other products in our pipeline. We are developing a plan to align our costs to our delayed revenue ramp, including potentially restructuring some of our expenses, including lease expenses. We expect that we will have to reduce our workforce in connection with these efforts. If we are unable to reduce our costs to align with our delayed revenue ramp, we may need additional funds to meet operational needs and capital requirements for product development and commercialization.
To date, we have financed our operations primarily with proceeds from the sale of shares through our initial public offering, the sale of convertible preferred shares, proceeds from debt arrangements and revenue from R&D service and collaboration arrangements. We had unrestricted cash and cash equivalents as of June 30, 2021 of $577.7 million.
Our primary uses of capital are, and we expect will continue to be for the near future, personnel costs, product pipeline development and commercialization costs, platform development costs, laboratory and related supplies, legal, patent and other regulatory expenses and general overhead costs. We may also pursue acquisitions, investments, joint ventures and other strategic transactions.
We may need substantial additional funding to pursue our growth strategy and support continuing operations. Until such time as we can generate significant revenue from product sales or other customer arrangements to fund operations, we expect to use proceeds from the issuance of additional equity, debt financings or other capital transactions. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital when needed, we will need to delay, reduce or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans.
Our Perceptive Credit Agreement provides that a material adverse change constitutes an event of default. The lender has not invoked the material adverse change clause to date. The occurrence of any default will cause the interest rate to increase during the period of such default, could permit acceleration of such indebtedness with a prepayment premium and could result in a material adverse effect on us. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(167,104)	$(117,752)
Net cash used in investing activities	$(18,325)	$(13,101)
Net cash provided by financing activities	$554,689	$1,763
Net Cash Used in Operating Activities
The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.
Cash used in operating activities for the six months ended June 30, 2021 of $167.1 million primarily related to our net loss of $185.4 million, adjusted for non-cash charges of $17.8 million and net cash inflows of $0.5 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment, stock-based compensation, and gain on fair value change of warrant liability. The main drivers of the changes in operating assets and liabilities were an increase of $11.9 million in deferred rent, largely as a result of the straight-line impact of leases, particularly for the new company headquarters, along with tenant improvement allowances received in the period, a $0.9 million increase in accounts payable, accrued expenses and other liabilities resulting primarily from an increase in vendor balances, and an increase in deferred revenue of $0.1 million. These changes resulted in a cash inflow and were partially offset by cash outflows resulting from an increase in prepaid expenses of $6.7 million, mainly due to insurance costs related to being a public company, an increase in accounts receivable (billed and unbilled) of $3.3 million and an increase in inventories of $1.0 million.
Cash used in operating activities for the six months ended June 30, 2020 of $117.8 million primarily related to our net loss of $124.8 million, adjusted for non-cash charges of $13.8 million and net cash outflows of $6.7 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and stock-based compensation. The main drivers of the changes in operating assets and liabilities were a $8.5 million decrease in accounts payable, accrued expenses and other liabilities resulting primarily from a pay down of vendor balances; an increase of $0.5 million in accounts receivable (billed and unbilled) resulting primarily from timing differences in customer billings and cash receipts, and an increase in inventories of $0.5 million. In addition there was a $1.0 million inflow resulting from an increase in the deferred rent balance resulting from the straight-line impact of leases, a $1.0 million decrease in deferred revenue and a $0.7 million decrease in prepaid expenses.
Net Cash Used in Investing Activities
Cash used in investing activities was $18.3 million for the six months ended June 30, 2021 related to the purchase of property and equipment, of which a substantial majority related to purchases of laboratory equipment and facilities improvements, and the acquisition of Lodo Therapeutics.
Net cash used in investing activities was $13.1 million for six months ended June 30, 2020 related to the purchase of property and equipment, of which a substantial majority related to purchases of laboratory equipment and facilities improvements.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $554.7 million for six months ended June 30, 2021, which consisted primarily of a net $533.3 million of proceeds from the initial public offering, $15.0 million from the exercise of Series C warrants, $4.4 million from the exercise of common stock options and $1.9 million in proceeds from the repayment of non-recourse loans.
Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2020, which consists primarily of proceeds from the exercise of common stock options.
Off Balance Sheet Arrangements
As of June 30, 2021 and 2020, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off balance sheet arrangements or other purposes.
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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus, except as described below.
Stock-Based Compensation
Our stock-based compensation is accounted for in accordance with the provisions issued by the Accounting Standard Codification principles for stock compensation and share-based arrangements. Under the fair value recognition provisions of this statement, stock-based compensation expense is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over the requisite service period of the award, taking into consideration actual forfeitures.

Determining the appropriate fair value and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, risk free interest rates, expected dividends and expected life. We estimate the fair value of stock options with service-based vesting conditions and employee stock purchase plan purchases on the date of grant using the Black-Scholes-Merton option-valuation model. The grant-date fair value of option awards is based upon the fair value of our common stock as of the date of grant, as well as estimates of the expected term of the awards, expected common stock price volatility over the expected term of the option awards, risk-free interest rates and expected dividend yield. RSUs granted are valued at the market price of our common stock on the date of grant.
Options with Market-based Vesting Conditions
We estimate the fair value of stock options with a market-based vesting condition on the date of grant using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition may not be satisfied. The assumptions for stock price volatility, contractual term, dividend yield, and stock price used in the Monte Carlo simulations are determined using the same methodology as described above. The exception is that with respect to the stock price volatility used for the Monte Carlo simulations, we took into consideration the capital structure of each comparable company comprising the benchmark to isolate each comparable company’s equity volatility without the effect of leverage and then re-levered using our capital structure. Additionally, we utilized an assumption for cost of capital in the Monte Carlo simulation that relied on market data due to the lack of our own publicly traded stock price history. The Monte Carlo simulation also calculates a derived service period for each of the vesting tranches, which is the measure of the expected time to achieve the market conditions. We recognize the cost of these options by accounting for each tranche as a discrete award and recognizing the cost over the requisite service period with respect to each award using the accelerated attribution method, regardless of whether the market conditions are achieved. We determine the requisite service period by comparing the derived service period to achieve the market-based condition and the implicit service-based condition, if any, using the longer of the two service periods as the requisite service period.
Determination of the fair value of common stock on grant dates
The estimated fair values of the shares of our common stock underlying options granted prior to the date of our IPO were determined by members of our board of directors as of the grant date, with input from management, considering our most recently available independent third-party valuation of our common stock and our directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed between the effective date of the most recent valuation and the date of the grant. Following the consummation of the IPO, the fair market value of our common stock is determined based on the quoted market price of our common stock. Prior to the IPO independent third-party valuations have generally been performed quarterly in accordance with the guidance outlined in the AICPA Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation or AICPA’s Practice Aid. In conducting the valuations, the independent third-party valuation specialist considered all objective and subjective factors that it believed to be relevant for each valuation conducted in accordance with AICPA’s Practice Aid, including management’s best estimate of our business condition, prospects and operating performance at each valuation date. Other significant factors included:
•the rights, preferences and privileges of our preferred stock as compared to those of our common stock, including the liquidation preferences of our preferred stock;
•our results of operations, financial position and the status of R&D efforts;
•arms-length transactions involving recent rounds of preferred stock financings;
•the composition of, and changes to, our management team and board of directors;
•the lack of liquidity of our common stock;
•our stage of development and business strategy and the material risks related to our business and industry;
•the valuation of publicly traded companies in relevant industry sectors, as well as recently completed mergers and acquisitions of peer companies;
•any external market conditions affecting relevant industry sectors;
•the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or a sale of our company, given prevailing market conditions; and
•the state of the IPO market for similarly situated privately held comparable companies.
In valuing our common stock, the fair value of our business was determined using various valuation methods, including combinations of income approach (discounted cash flow method) and market approach (public company market multiple method) with input from management. We also used the option pricing model to backsolve the value of the security from our most recent round of financing, which implies a total equity value as well as a per share common stock value, when applicable for the valuation date. The income approach involves applying an appropriate risk-adjusted discount rate to projected cash flows based on forecasted revenues and costs. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple was determined, which was applied to our operating results to estimate the enterprise value of our company.
Once the enterprise value was determined under the market approach, we used the option pricing model to allocate that value among the various classes of securities to arrive at the fair value of the common stock.
In addition, we also considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, timing, whether the transactions occurred among willing and unrelated parties and whether the transactions involved investors with access to our financial information.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are currently in and may, from time to time, become involved in legal proceedings arising in the ordinary course of our business. For example, on August 4, 2021, we, certain of our current and former officers and directors, and the underwriters of our IPO were named as defendants in a putative securities class action filed on behalf of purchasers of our common stock pursuant to or traceable to the registration statement for our IPO. The action is pending in the United States District Court for the Northern District of California, and is captioned Shankar v. Zymergen Inc. et al., Case No. 3:21-cv-06028-JCS. The action alleges violations of Sections 11 and 15 of the Securities Act of 1933 in connection with our IPO, and seeks damages in an unspecified amount, attorneys’ fees, and other remedies. We intend to defend vigorously against such allegations.
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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. These risks include, but are not limited to, the following:
•We may not be able to successfully commercialize or generate revenue from our products, including Hyaline.
•Our efforts to develop a new strategic plan and align costs to our delayed revenue ramp may not be successful.
•We have a history of operating losses and we do not expect to be profitable for the foreseeable future.
•We have a limited operating history, which has made it and may continue to make it difficult to evaluate the prospects for our future viability and predict our future performance.
•The market, including customers and potential investors, may be skeptical of the viability and benefits of our pipeline products because they are based on a relatively novel and complex technology and we may encounter challenges to align the fit of the products in our pipeline to the relevant market.
•Loss of key personnel and/or failure to attract, train and retain additional key personnel, including a permanent Chief Executive Officer, could delay our product development programs and harm our R&D efforts and our ability to meet our business objectives.
•It is difficult to predict the time and cost of development of our pipeline products, which are produced by or based on a relatively novel and complex technology and are subject to many risks, any of which could prevent or delay revenue growth and adversely impact our market acceptance, business and results of operations.
•The Perceptive Credit Agreement provides our secured lender with liens on substantially all of our assets, including our intellectual property, contains financial covenants and other restrictions on our actions, which may cause significant risks to our stockholders and may impact our ability to pursue certain transactions and operate our business, and provides that a material adverse change constitutes an event of default.
•We may not be successful in our efforts to use our proprietary biofacturing platform to build a pipeline of products.
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
•We are involved in securities litigation and other litigation matters that are expensive and time-consuming. Such litigation and other related matters could harm our business.
•Governmental trade controls, including export and import controls, sanctions, customs requirements, regulatory requirements and related regimes, could subject us to liability or loss of contracting privileges or limit our ability to compete in certain markets.
Risks Related to Our Business

We may not be able to successfully commercialize or generate revenue from our products, including Hyaline.
We have not yet generated revenue from product sales (except for nominal revenue related to the sale of samples of Hyaline), do not expect to generate revenue from product sales in 2021 and expect product revenue to be immaterial in 2022. We launched our first product Hyaline in December 2020, but the commercial opportunity for Hyaline is less than we expected and the product qualification process is likely to take longer than the 6 to 18 months we originally expected. The commercial product pipeline and product delivery timeline issues that we recently identified may impact the other products in our pipeline as well. We are currently conducting a full assessment of our target markets and the fit of the products in our pipeline to those markets, including exploring adjacent opportunities that could potentially provide for new revenue sources. We do not currently have a firm pipeline of customers or visibility on commitments and our prospects for product sales are highly uncertain. If we are unable to successfully commercialize or generate revenue from product sales our results of operations could differ materially from our expectations, and our business, financial condition and results of operations may be materially and adversely affected and the value of our common stock could decline.
Our efforts to develop a new strategic plan and align costs to our delayed revenue ramp may not be successful.
On August 3, 2021, we announced a business update including that we recently became aware of issues with our commercial product pipeline that impact our delivery timeline and revenue projections. We are currently conducting a full assessment of our target markets and the fit of the products in our pipeline to those markets. We are also developing a plan to align our costs to our delayed revenue ramp, including potentially restructuring some of our expenses, including lease expenses. We expect that we will have to reduce our workforce in connection with these efforts. The success of these efforts will depend on our ability to identify and execute on commercial opportunities for our products, reduce operating expenses and otherwise execute against the strategic plan that we adopt. Our workforce after these actions may not be sufficient to execute our strategy, and we may not be able to effectively attract or retain senior management or other qualified employees needed to implement this strategy. If we are unable to successfully execute our strategy, our business, financial condition and results of operations may be materially and adversely affected.

We have a history of operating losses and we do not expect to be profitable for the foreseeable future.
We have incurred significant operating losses in each period since our inception. Our operating losses reflect the substantial investments we made to develop our biofacturing platform and our products. We incurred net losses of $100.8 million and $59.4 million for the three months ended June 30, 2021 and 2020, and $185.4 million and $124.8 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $959.2 million. We launched our first product Hyaline in December 2020, but recently became aware of issues with our commercial product pipeline that impact our product delivery timeline and revenue projections for Hyaline and potentially other products in our pipeline. We have not yet generated revenue from product sales (except for nominal revenue related to the sale of samples of Hyaline), do not expect to generate revenue from product sales in 2021 and expect product revenue to be immaterial in 2022. We expect many of our products will be subject to a customer qualification process and we will only generate revenue after customers have completed all aspects of the qualification process for that product and decided to place an order for our product, which is typically done on a purchase order basis rather than a long-term contractual commitment. The product qualification process for Hyaline is likely to take longer than the 6 to 18 months we originally expected and we may experience similar delays for other product launches that also require a product qualification process. These delays may increase the timelines and costs for launching our products beyond our original expectations. In addition, we expect our losses to continue for the foreseeable future as we continue to invest significant additional funds toward ongoing R&D as we develop new products through investments in our biofacturing platform and product pipeline and toward the timely commercialization of new products and improved versions of existing products. We are developing a plan to align our operating expenses to our delayed revenue ramp, among other activities. However, we expect that our operating expenses will increase in the short-term given the external consultants that we have engaged to assist with our assessment of our target markets and the fit of the products in our pipeline to those markets and one-time costs that we expect to incur as we implement cost-saving measures. Further, our limited operating history makes it difficult to effectively plan for and model future growth, revenue and operating expenses. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including whether or when we achieve market acceptance of our products, product and biofacturing platform development, our ability to develop and commercialize new products in a timely manner, our ability to scale our manufacturing capacity, our ability to manufacture products with a fermentation-produced biomolecule and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability or it may take longer than we anticipate. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
We have a limited operating history, which has made it and may continue to make it difficult to evaluate the prospects for our future viability and predict our future performance.
As a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles such as the technical difficulties that we experienced during the customer qualification process with Hyaline, which have negatively impacted our product delivery timeline and revenue projections.
Our long-term objective is to generate revenue from the sale of numerous breakthrough products across a variety of industries. We expect that there will be variability between individual products with respect to the timelines and costs for launching a product, which may be greater where regulatory requirements lead to longer timelines, which could apply to certain of our products. We only generate revenue after customers have completed all aspects of the qualification process for that product and decided to place an order for our product, which is typically done on a purchase order basis rather than a long-term contractual commitment.
Substantially all of our revenue to date has been generated from R&D service contracts and collaboration arrangements aimed at developing, testing and validating our biofacturing platform by providing custom services for use only by the collaboration partner. We are now shifting our business focus to develop products that we will offer to a wider market. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations, and following shifts in business models. We have not yet achieved market acceptance for our products, generated revenue from product sales (except for nominal revenue related to the sale of samples of Hyaline), produced our products at scale, scaled our manufacturing capabilities to meet potential demand at a reasonable cost, established a sales model or conducted sales and marketing activities necessary for successful product commercialization. For example, because of the recently identified issues with our commercial product pipeline, we have had to adjust our initial predictions about our product delivery timelines and revenue projections. Predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing, commercializing and generating revenue from products for a mass market.
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
The market, including customers and potential investors, may be skeptical of the viability and benefits of our pipeline products because they are based on a relatively novel and complex technology and we may encounter challenges to align the fit of the products in our pipeline to the relevant market.
The market, including customers and potential investors, may be skeptical of the viability and benefits of our pipeline products because they are based on a relatively novel and complex technology. There can be no assurance that our products will be understood, approved, or accepted by customers, regulators and potential investors or that we will be able to sell our products profitably at competitive prices and with features sufficient to establish demand. For example, we are continuing to evaluate emerging data on the total addressable market for foldable display applications, which indicate a smaller near-term market opportunity for Hyaline that is growing less rapidly than anticipated, as well as its impact on our sales forecast. In order for novel materials to get designed into new electronics products, dialogue across the relevant supply chain is needed. For example, the display market has a range of players that span component makers, subsystem assemblers, panel makers and the device manufacturers. While the ultimate customers for our films may only be specific parts of the display value chain, relationships with all parts of the chain are important in order to gain visibility into market trends and feature and specification requirements, and in order to get designed into the end devices. Another example of the need for new materials to enable next generation technologies is in microLEDs, however we cannot predict whether such products can or will successfully integrate our products. If we are unable to convince these potential customers, including the consumers who purchase end-products containing our products and the customers of our direct-to-consumer products, of the utility and value of our products or the end products in which they are a component or that our products are superior to the products they currently use, we will not be successful in entering these markets and our business and results of operations will be adversely affected. If potential investors are skeptical of the success of our pipeline products, our ability to raise capital and the value of our stock may be adversely affected.
Loss of key personnel and/or failure to attract, train and retain additional key personnel, including a permanent Chief Executive Officer, could delay our product development programs and harm our R&D efforts and our ability to meet our business objectives.
Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate, including our target industries. As a result of some of the issues we have experienced with our commercial product pipeline, we are working to bring additional talent to our commercial team and to our sales pipeline qualification and forecast processes. Our future success depends upon our ability to attract, train, retain and motivate highly qualified management, scientific, engineering, information technology, and sales personnel, among others, including a permanent Chief Executive Officer. The market for qualified personnel is very competitive because of the limited number of people available who have the necessary technical skills and understanding of our technology and products and the nature of our industry which requires certain of our technical personnel to be on-site in our facilities. We compete for qualified scientific and information technology personnel with other life sciences and information technology companies as well as academic institutions and research institutions in the markets in which we operate, including the San Francisco Bay Area, California and Boston, Massachusetts. To attract top talent, we believe we will need to offer competitive compensation and benefits packages, including equity incentive programs, which may require significant investment.
The departure of one or more of our senior management team members or other key employees could be disruptive to our business until we are able to hire qualified successors. Our employees, including members of our management team, could leave our company with little or no prior notice and would be free to work for a competitor. We do not maintain “key man” life insurance on any of our employees.

On August 3, we announced that Josh Hoffman, our former Chief Executive Officer stepped down, and we appointed Jay Flatley as Acting Chief Executive Officer. Our Board of Directors will commence a search process to identify a permanent Chief Executive Officer. We are also conducting a full assessment of our target markets and the fit of the products in our pipeline to those markets and developing a plan to align our costs to our delayed revenue ramp, among other activities. We expect that we will have to reduce our workforce as part of these efforts. During this period of management transition and uncertainty, we may experience diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. Additionally, if the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain key employees. If we are unable to successfully identify and attract adequate candidates for the permanent Chief Executive Officer vacancy or any other key vacancies that occur in a timely manner, we could experience harm to our business, growth, financial conditions, results of operations and cash flows.
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
We have concentrated our R&D efforts to date on a select number of pipeline products based on technical feasibility and market opportunity. We launched our first product Hyaline in December 2020, but recently became aware of issues with our commercial product pipeline that impact our delivery timeline and revenue projections for Hyaline and potentially other products in our pipeline. The product qualification process for Hyaline is likely to take longer than the 6 to 18 months we originally expected and we may experience similar delays for other product launches that also require a product qualification process. These delays may increase the timelines and costs for launching our products beyond our original expectations. We have not yet generated revenue from product sales (except for nominal revenue related to the sale of samples of Hyaline), do not expect to generate revenue from product sales in 2021 and expect product revenue to be immaterial in 2022.
The typical development cycle of new pipeline products can be lengthy and may require new scientific discoveries or advancements and the development and engineering of complex technology, including improvements or modifications to our biofacturing platform. As we ramp the sale of new products, we expect to initially experience negative product gross margins. Material manufacturing process changes, including using our Launch Acceleration strategy (our strategy of launching products using molecules we have identified during the design phase but which are first produced with non-fermentation based methods and later converted to fermentation based methods), could also result in reduced or possibly negative margins. We expect our cost of product revenue to increase over time in absolute dollars and our gross margins will vary based on the volume and mix of products sold. We expect the timing for achieving positive gross margins for any product will depend on the pace at which we achieve commercial scale for that product, which could take one year or more from when we begin generating revenue from such product. We may not achieve the product gross margins that we anticipate.
Further, the variety of our products and different industries as well as pricing pressures and other factors, leads to challenges in scaling production across the portfolio as well as adapting our biofacturing platform to solve different development problems arising in the development process. We also may depend on third parties for the supply of key inputs and various components and for manufacturing capacity, making our ability to develop new pipeline products complex and subject to risks and uncertainties regarding commercial feasibility, timing and satisfactory technical performance of pipeline products. For example, the inability to travel delayed the establishment of our Hyaline manufacturing capacity and delayed the process of selecting and vetting CMOs for our ZYM0201 insect repellent product. We experienced delays of approximately three months at our new U.S. CMO site for our Hyaline product and at a key supplier of a raw material for Hyaline and ZYM0107 (optical film). If we experience problems or delays in developing our pipeline products, we may be subject to unanticipated costs, including the loss of customers. Additionally, even after the incurrence of significant costs to develop a product, we may not be able to solve development problems or develop a commercially viable product at all. If we do not achieve the required technical specifications or successfully manage our new product development processes, or if development work is not performed according to schedule, then our revenue growth from new pipeline products may be prevented or delayed, and our business and operating results may be harmed.
The Perceptive Credit Agreement provides our secured lender with liens on substantially all of our assets, including our intellectual property, contains financial covenants and other restrictions on our actions, which may cause significant risks to our stockholders and may impact our ability to pursue certain transactions and operate our business, and provides that a material adverse change constitutes an event of default.
In December 2019, we entered into and in February 2021, we amended and restated a credit and guaranty agreement with Perceptive Credit Holdings II, LP and PCOF EQ AIV II, LP (the “Perceptive Credit Agreement”) pursuant to which the secured lender agreed to provide us with a $100 million credit facility. As of June 30, 2021, our debt under this credit facility totaled $85.0 million in principal amount outstanding. During the course of 2020 and into 2021, we sought and obtained various default waivers and amendments under this agreement due to our inability to comply with certain of our covenants relating to the treatment of our acquisitions as permitted transactions under the terms of the Perceptive Credit Agreement, the achievement of quarterly revenue milestones, the timing for consummation of specified debt or equity transactions and the timing for delivery of audited financials for the year ending December 31, 2019. As a result of the amendments and waivers to the Perceptive Credit Agreement, we regained compliance with all covenants under the agreement. We may be required to generate cash from operations or raise additional working capital through future financings to enable us to repay this indebtedness as it becomes due. There can be no assurance that we will be able to do so. If we do not generate additional cash or working capital, we may be required to delay, limit, reduce or terminate our product development or operations or grant to others rights to develop and market products that we would otherwise prefer to develop and market ourselves, to enable us to repay this indebtedness as it becomes due.
In addition, in association with the secured debt, we have granted liens on substantially all of our assets, including our intellectual property, as collateral, and have agreed to significant covenants, including covenants that require us to achieve quarterly revenue milestones and covenants that materially limit our ability to take certain actions, including our ability to pay dividends, make certain investments and other payments, incur additional indebtedness, undertake certain mergers and consolidations, encumber and dispose of assets and customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgements and insolvency. For example, the Perceptive Credit Agreement contains restrictions on our ability to purchase or dispose of assets and has other affirmative and negative covenants that impact how we run our business. A failure to comply with the covenants and other provisions of the Perceptive Credit Agreement, including any failure to make a payment when required, to meet our revenue targets or cure any deficiency in our revenue targets within 30 days of the end of a fiscal quarter, would generally result in events of default under such instruments. Although we have obtained waivers from the lender of certain defaults in 2020, there can be no assurance that the lender would be willing to grant such waivers in the future. The Perceptive Credit Agreement also provides that a material adverse change constitutes an event of default. The lender has not invoked the material adverse change clause to date. The occurrence of any default will cause the interest rate to increase during the period of such default and could permit acceleration of such indebtedness with a prepayment premium, which could result in a material adverse effect on us. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness.

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
A key element of our strategy is to build a pipeline of products through our biofacturing platform and develop those pipeline products into commercially viable products faster and cheaper than traditional materials. Although our R&D efforts to date have resulted in potential pipeline products, we have just recently launched our first product and the timeline for commercialization of it is taking longer than initially expected. We may not be able to continue to identify and develop additional pipeline products through the use of our biofacturing platform.
Even if we are successful in continuing to build our product pipeline through the use of our biofacturing platform, not all potential pipeline products we identify will be suitable for development and use in commercial products. Machine learning and automation, generally, remain in the early stages of development. Although we expect machine learning and automation to improve over time, the operation of our biofacturing platform will continue to require significant human interaction which introduces risks of error and requires us to recruit highly skilled employees in a competitive market. Identifying and developing commercially viable pipeline products may require us to make continued advancements in our biofacturing platform to lower costs, reduce development time, better align our products with industry trends or customer demands or otherwise more quickly identify pipeline products. See the risk factor titled “—Even if we are successful in expanding our biofacturing platform, rapidly changing technology and extensive competition in the synthetic biotech and petrochemical industries could make the products we are developing and producing obsolete or non- competitive unless we continue to develop and manufacture new and improved products and pursue new market opportunities.” If we are unable to use our biofacturing platform to successfully identify and develop pipeline products, our business, results of operations and financial condition may be adversely and materially affected.
Even if we are successful in expanding our biofacturing platform, rapidly changing technology and extensive competition in the synthetic biotech and petrochemical industries could make the products we are developing and producing obsolete or non-competitive unless we continue to develop and manufacture new and improved products and pursue new market opportunities.
The synthetic biotech and, to a lesser extent, the petrochemical industries, are characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry demands and standards. Our future success will depend on our ability to develop and launch new products that address the evolving needs of our customers on a timely and cost-effective basis, to continually improve the products we are developing and producing and to pursue new market opportunities that develop as a result of technological and scientific advances. Due to the significant lead time involved in launching a new product, we are required to make a number of assumptions and estimates regarding the commercial feasibility of a new product, including assumptions and estimates regarding the size of an emerging product category and demand for those products, our ability to penetrate that emerging product category, customer adoption of a downstream product, the existence or non-existence of products being simultaneously developed by competitors, potential market penetration and obsolescence. As a result, it is possible that we may introduce a new product that has been displaced by the time of launch, addresses a market that no longer exists or is smaller than previously thought, that end-consumers do not like or otherwise is not competitive at the time of launch, in each case after the incurrence of significant costs to develop such product. For example, we are continuing to evaluate emerging data on the total addressable market for foldable display applications, which indicate a smaller near-term market opportunity for Hyaline that is growing less rapidly than anticipated, as well as its impact on our sales forecast. This extended product qualification process and other delays in the timelines for launching our products may exacerbate these risks. Another example of the need for new materials to enable next generation technologies is in microLEDs, however we cannot predict whether such products can or will successfully integrate our products. The ultimate success of our films, even if successful in meeting the technical needs of our customers, is dependent on the success of the flexible electronics device market, microLED market and our customers within that market which, in each case, may not reach the size anticipated by us or may be replaced by another emerging product category.

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
To date our revenue has primarily been derived from relationships with partners where we seek to test and validate the ability of our biofacturing platform to improve or optimize our clients’ products through biofacturing. However, our future profitability will depend on our ability to successfully execute and maintain a sustainable business model and generate continuous streams of revenue through the sale of our products across industries. We launched our first product Hyaline in December 2020, but recently became aware of issues with our commercial product pipeline that impact our product delivery timeline and revenue projections for Hyaline and potentially other products in our pipeline. We are currently in the qualification process on Hyaline, but several of our customers have encountered technical issues implementing Hyaline into their manufacturing processes. We expect that many of our products will be subject to a qualification process and we will only generate revenue after customers have completed all aspects of the qualification process for that product and decided to place an order for our product. The product qualification process for Hyaline is likely to take longer than the 6 to 18 months we originally expected and we may experience similar delays for other product launches that also require a product qualification process. These delays may increase the timelines and costs for launching our products beyond our original expectations. Our current business model is premised on innovating and producing new products rapidly and at lower costs than traditional methods and achieving results that may only be obtained through leveraging biology. While we may launch bio-based versions of existing products or existing molecules that are too expensive to utilize in products today, biofacturing of previously unavailable, superior molecules and materials is key to our long-term success. However, if we are unable to successfully transition into becoming a biofacturer of new products and create novel products at lower costs and on accelerated development timelines, our business and results of operations will be adversely affected.
Consistent with our strategy, we have recently launched Hyaline, and may in the future launch other products, with a non-fermentation produced biomolecule and, if we are not successful in our efforts to convert to the fermentation-produced version of our products, our products may not be commercially successful.
During the design phase of our development cycle, we identify molecules capable of production through fermentation. We then identify the microbe to be used for fermentation-based production of these biomolecules and develop commercial scale processes for manufacturing the end product. In some cases, we may initially launch products using molecules we have identified during the design phase but which are first produced with traditional, non-fermentation based methods. We will do this when use of the non-fermentation produced biomolecules allows for faster commercial launch, even if the cost of production of these molecules is more expensive than can be achieved with fermentation-based production. We plan to do this only where we believe we will be able to replace these non-fermentation produced biomolecules or components with fermentation-produced versions in 12-24 months. We expect fermentation-produced molecules will drive better economics or improved margins. For example, we have used Launch Acceleration on our first product, Hyaline, which we have launched with a non-fermentation produced biomolecule sourced from a third party and are executing on a process to convert to a fermentation-produced molecule. We currently expect this conversion to take place in 2022, but it may take longer than we currently anticipate, including as a result of any decision to reprioritize these activities in connection with the new strategic plan we develop. While the use of the non-fermentation produced monomer can accelerate product launch, it may result in consumer confusion or misperceptions about the characteristics of our products, as well as the features that differentiate our products and company from others in the marketplace. Launching fermentation-produced products or products with fermentation-produced components or ingredients is a key element of our strategy for lowering manufacturing costs and launching products desirable to our customers more quickly. If we do not successfully develop fermentation-produced versions of our products that lower the costs of manufacturing, we may not be able to achieve anticipated product margins in future periods and may lose our anticipated competitive advantage, each of which could have an adverse result on our business, results of operations and financial condition.

We do not have our own commercial scale manufacturing capability and any disruptions or interruptions in our biofacturing capacity, may prevent us from launching products or producing current and future products at necessary volumes to meet commercial demand, which may result in lost revenue opportunities.
We do not have our own commercial scale manufacturing capability. If we are unable to maintain adequate biofacturing capacity, we may not have sufficient supply of our products to satisfy demand from our customers, which may result in lost revenue opportunities. Currently we contract with CMOs to manufacture Hyaline and our other electronic films primarily in Japan. We have established a CMO site for Hyaline in the United States, however, our U.S. CMO previously informed us that we only had committed supply through the end of 2021. We are in discussions with our current U.S. CMO as well as other potential U.S. CMOs to establish supply for Hyaline beyond the end of 2021. Given the issues with our commercial pipeline and delay in our projected revenue for Hyaline, we have sufficient Hyaline supply for anticipated demand for the foreseeable future. If demand for Hyaline or our other film products were to increase, we would need to increase capacity at our existing CMOs in Japan, or come to an agreement with our U.S. CMO or an alternate CMO to meet that demand. We currently contract with our Japanese CMOs under purchase orders, and do not have agreements in place that contractually require such CMOs to supply us with product on an ongoing basis. Our existing CMOs in Japan may not be able to meet any additional demand or may not do so at a reasonable cost or in a timely fashion. Identifying a suitable replacement CMO is a burdensome and time-consuming process that could take up to 24 months and requires us to become satisfied with their quality control, responsiveness and service, financial stability, security and labor and other ethical practices. Even if we are able to identify an alternative CMO, we may encounter delays in product development, production and added costs as a result of the time it takes to train a new CMO in our methods, products and quality control standards. From time to time, product owners invest in their manufacturers to support production, the acquisition of specialized equipment or development of specialized processes. Any future CMO agreements that we enter with CMOs could require us to agree to terms that may increase our costs and reduced margins, or result in delays as we ramp up new manufacturing capabilities.
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
Any adverse developments affecting manufacturing of our pipeline products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of Hyaline and our pipeline products or enforcement actions by regulatory authorities. We may also have to take inventory write-offs and incur other charges and expenses for our pipeline products that fail to meet specifications or undertake costly remediation efforts. Accordingly, failures, difficulties or delays faced at any level of our manufacturing capabilities could adversely affect our business and delay or impede the development and commercialization of Hyaline or any of our pipeline products or products and could have an adverse effect on our business, financial condition, results of operations and prospects.
The manufacture of our products is complex and we may be unable to secure necessary talent to establish and scale our manufacturing and supply chain to the extent necessary to make a profit or sustain and grow our current business.
The manufacture of our products is complex and to commercialize our products requires significant expertise in a variety of specialties and capital investment, including the development of advanced manufacturing techniques and process controls. We are targeting market opportunities in a wide variety of industries. Given the wide range of products we are developing and the even greater range of products we expect to develop in the future, biofacturing processes, including the necessary equipment for biofacturing, for one product may not be translatable to other products and, therefore, we may need to identify and recruit additional internal talent to develop products and coordinate manufacturing techniques and process controls required for the variety of pipeline products in the various industries we are targeting. We may also require multiple facilities and partners in order to commercialize various products and to meet the volumes we need to satisfy our anticipated commercial needs. For example, Hyaline and our other electronic films are manufactured in different facilities than our consumer care products and require completely separate supply chains and manufacturing facilities. If we are unable to successfully establish adequate manufacturing capacity for all of our products and pipeline products, we may not have the capacity required to meet our commercial needs. See the risk factor titled “—We do not have our own commercial scale manufacturing capability and any disruptions or interruptions in our biofacturing capacity, may prevent us from launching products or producing current and future products at necessary volumes to meet commercial demand, which may result in lost revenue opportunities.”

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
For the quarter ended June 30, 2021, our cost of disposable lab equipment, raw materials and synthetic biology materials and services accounted for a significant portion of our total cost of revenue. In the event of significant price increases by suppliers, we may have to pass the increased costs to our customers. However, we may not be able to raise the prices of our products sufficiently to cover increased costs resulting from increases in the cost of our materials and services, overcome the interruption of a sufficient supply of materials or services for our pipeline products or products, or adequately reduce supplier costs to increase profitability. As a result, materials and services costs, including any price increase for our materials and services may negatively impact our business, financial condition and results of operations.
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
We have experienced an expansion of our business and a change in focus as we continue to make efforts to develop and commercialize our products. While substantially all of our revenue to date has been generated from R&D service contracts and collaboration arrangements, we launched our first product Hyaline in December 2020. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. For example, our current assessment of our target markets and the fit of the products in our pipeline to those markets and our efforts to align our costs to our delayed revenue ramp, among other activities, are placing significant demands on our management team. Managing our growth and change in business focus will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows and changes, our business, financial condition and results of operations would be adversely impacted.
We are subject to risks related to our reliance on collaboration arrangements to fund development and commercialization of certain of our pipeline products, and our financial results may be adversely impacted if such collaborations do not lead to the commercialization of products.
Substantially all of our revenue to date has been generated from R&D service contracts and collaboration arrangements. Over the next few years, our goal is to commercialize our products, we expect revenue from R&D and collaboration arrangements to represent a smaller component of our total revenue. However, in the near term, we expect to continue generating revenue from R&D service agreements and collaborations and may in fact pursue additional arrangements with new or existing partners as we seek to enter new industry verticals. For example, we have entered into a collaboration agreement with Sumitomo Chemical which has led to launch of Hyaline. Collaborations with strategic partners are necessary to successfully commercialize our existing and future products. The terms of our collaboration agreements typically include one or more of the following: joint ownership of the new intellectual property, assignment of the new intellectual property to either us or the collaborator, either exclusive or non-exclusive licenses to the new intellectual property to us or the collaborator and other restrictions on our sole use of developments, such as non-competes and rights of first refusal. Our collaboration agreements also typically include one or more of the following: payments for the R&D services to be performed, milestone payments to be received upon the achievement of the milestone events defined in the agreements, revenue-sharing and royalty payments upon the commercialization of the molecules in which we share in the customer’s profits.
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
We expect that our products will compete with both the traditional products that are currently being used in our target markets and with the alternatives to these existing products that established enterprises and new companies are seeking to produce. For example, we expect that the insect repellent we are developing will compete against DEET-based products as well as new insect repellents. In the markets that we are entering, and in other markets that we may seek to enter in the future, we will compete primarily with the established providers of components currently used in products or finished products in these markets. Producers of these incumbent products include global agricultural companies, large international chemical and materials companies, international personal care companies and companies specializing in specific products.
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
Some of our competitors may also receive government support that is not available to us. For example, there are risks that the Chinese government may, among other things, provide government funding or support to Chinese companies to produce new technology, require the use of local suppliers in place of non-Chinese suppliers like us, compel companies that do business in China to partner with local companies to conduct business, provide incentives to government-backed local customers to buy from local suppliers, thereby creating a significant competitive advantage for Chinese companies and creating obstacles for us. Any such actions taken by China (or similar actions taken by other foreign governments) could significantly harm our competitive position and adversely affect our business and results of operations.
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
•political, social and economic instability, including wars, terrorism and political unrest;
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

•natural disasters and outbreak of disease;
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
The full impact of the continuing COVID-19 pandemic and related public health measures on our business will depend largely on future developments, including the duration and severity of the pandemic, which remains highly uncertain. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 caused by a novel strain of coronavirus as a pandemic, which continues to spread throughout the United States and around the world. Since then, extraordinary actions have been taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 throughout the world. These actions include travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Although these health and safety precautions were loosened in many jurisdictions over the past several months, beginning in early July 2021 a new Delta variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused a surge in COVID-19 cases globally. The impact of the Delta variant, or any other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators including whether those precautions previously loosened are reinstated.
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking including to the response to the outbreak of variants. For example, as part of these efforts and in accordance with applicable government directives, we initially reduced and then temporarily suspended on-site operations at our facilities in Emeryville and Boston in late March 2020. In addition, we began restricting non-essential travel and temporarily reduced salaries of our executives. As a result of the travel restrictions, we limited in-person sales and marketing activities and in-person visits to our partners, customers and manufacturers. We have continued to operate within the rules applicable to our business; however, a continuing implementation of these governmental mandates could further impact our ability to operate effectively and conduct ongoing R&D or other activities.
Governmental mandates related to COVID-19, other infectious diseases or public health crises, have impacted and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries. The pandemic has caused substantial disruption in global supply chains. We have experienced shortages in some of our key supplies, including materials required in our labs. In addition, the inability to travel has delayed the establishment of our Hyaline manufacturing capacity and delayed the process of selecting and vetting contract manufacturing organizations ("CMOs") for our ZYM0201 insect repellent product. For example, we experienced delays of approximately three months at our new U.S. CMO site for our Hyaline product and at a key supplier of a raw material for Hyaline and ZYM0107 (optical film). As a result of the restrictions, we experienced a partial suspension in servicing our R&D services contracts and the development of our own products. This occurred for the duration of the suspension of our on-site operations and for a period afterward as we ramped the operation back up and adopted the new work practices. This resulted in an approximate reduction in R&D services revenue of $0.7 million from existing contracts, not recognized before the year ended December 31, 2020. In addition, the delay in establishing our manufacturing capacity led to delays in launching Hyaline.

In addition, we recently became aware of issues with our commercial product pipeline that impact our product delivery timeline and revenue projections for Hyaline and potentially other products in our pipeline. Limitations on our ability to travel and restrictions on our ability to conduct site visits or conduct in-person meetings with our customers due to the COVID-19 pandemic may have contributed to these issues. These limitations on travel and the restrictions on work practices may have also contributed to delays and issues in the product qualification process for Hyaline following its launch. The product qualification process for Hyaline is likely to take longer than the 6 to 18 months we originally expected and we may experience similar delays for other product launches that also require a product qualification process. Difficulties and delays such as those we have experienced and may experience in the future have prevented and may in the future prevent us from meeting our operating and financial goals, both in general and within our targeted timelines, and may cause our revenues and operating results to fluctuate from period to period.
The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations and policies.

Further, the effect of the COVID-19 pandemic and mitigation efforts on our customers’ and on consumer demand for their products could materially and adversely affect us, particularly to the extent our customers experience declines in demand for their goods that contain our products.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to sudden change, including as a result of the spread of certain variants. We are following and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. We are continuing to monitor the potential impact of the pandemic, including on global supply chains for some of our lab materials and manufacturing capacity, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects on a go-forward basis.

Our revenue, results of operations, cash flows and reputation in the marketplace may suffer upon the loss of a significant customer.
Substantially all of our revenue to date has been generated from R&D service contracts and collaboration arrangements. We have derived, and may continue to derive, a significant portion of our revenue from a limited number of large customers. In 2019, we had three customers that each represented more than 10% of our total revenue, including two customers that each represented over 20% of our total revenue. In 2020, we had three customers that each represented more than 10% of our total revenue, including one customer that represented over 35% of our total revenue. In the six months ended June 30, 2021, we had three customers that together represented 65% of our total revenue, including one customer that represented 31% of our total revenue. Due to the significant time required to develop and commercialize new pipeline products, or to acquire new customers, the loss of any one or more of these customers, or the loss of any other significant customer or a significant reduction in the amount of product ordered by a significant customer would adversely affect our revenue, results of operations, cash flows and reputation in the marketplace.
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
Some applications of our technology or products are components of end products and therefore our success is tied to the success of such end products. We cannot assure you that material performance problems, defects, errors or delays will not arise in our products or the end products in which they are components, and as we commercialize our products, these risks may increase. For example, several of our key target customers had technical issues implementing Hyaline into their manufacturing process. We expect to provide warranties that our products will meet performance expectations and will be free from defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.
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

We are involved in securities litigation and other litigation matters that are expensive and time-consuming. Such litigation and other related matters could harm our business.
We are involved in securities litigation and we may continue to be a target for securities and shareholder lawsuits in the future. For example, on August 4, 2021, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in a securities class action purportedly brought on behalf of purchasers of our common stock. This and future litigation, including any related shareholder litigation or investigation, could have a material adverse effect on our business, results of operations, financial condition, reputation and cash flows, as well as on the market price of our common stock. Although the results of lawsuits and claims cannot be predicted with certainty, defending these claims is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our business practices, and accordingly our business could be seriously harmed.

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
From time to time, we have entered, and may in the future enter, into transactions to acquire other businesses, products or technologies, and our ability to do so successfully cannot be ensured. In December 2017, we acquired Radiant Genomics, Inc. which allowed us to add desired technology and talent related to metagenomics and associated building of metagenomic libraries. In March 2020, we acquired EnEvolv, Inc., which allowed us to acquire desired technology and talent related to the development and use of biosensors in development of pipeline products. In May 2021, we acquired Lodo Therapeutics Corporation, a company that uses its proprietary bacterial metagenomics discovery platform to develop novel therapeutics from nature. One or more of these acquisitions could include the payment of the purchase price in whole or in part using our Common Stock, which would have a dilutive impact on existing holders. Even if we identify suitable opportunities, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. In addition, we may not be able to fully recover the costs of such acquisitions or be successful in leveraging any such strategic transactions into increased business, revenue or profitability. We also cannot predict the number, timing or size of any future acquisitions or the effect that any such transactions might have on our operating results.
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
We conduct our primary R&D operations in the San Francisco Bay Area in an active earthquake and tsunami zone, and certain of our suppliers conduct their operations in the same region or in other locations that are susceptible to natural disasters. In addition, California and some of the locations where certain of our suppliers and manufacturers are located have experienced shortages of water, electric power and natural gas from time to time. The occurrence of a natural or other disaster, such as an earthquake, tsunami, hurricane, drought, flood, fire, wildfire or any potential effects of climate change or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting us or, our suppliers or manufacturers could cause a significant interruption in our business, damage or destroy our facilities, production equipment or inventory or those of our suppliers and cause us to incur significant costs or result in limitations on the availability of our raw materials, any of which could harm our business, financial condition and results of operations. The insurance we maintain against fires, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.
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
The audit report with respect to our audited financial statements for the year ended December 31, 2020 included an explanatory paragraph stating that there are material uncertainties which caused substantial doubt about our ability to continue as a going concern, in the absence of additional financing and cost reduction or cost management measures. We are subject to various covenants related to the Perceptive Credit Agreement and given the substantial doubt about our ability to continue as a going concern there was a risk that we may not meet our covenants in the future. In the future, we will need to raise adequate capital to pursue our growth strategy and support continuing operations. Following the issuance of our audited financial statements, we raised net proceeds of approximately $529.9 million in our IPO. In the future, we may need to raise additional cash through debt, equity or other forms of financing to fund future operations, which may not be available on acceptable terms, or at all. If sufficient funds on acceptable terms are not available when needed, we will be required to significantly reduce our operating expenses. Further, if at any time in the future we are unable to continue as a going concern, we may be forced to discontinue operations and liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, which would cause our shareholders to lose some or all of their investment.
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
We expect to encounter regulations in most, if not all, of the countries in which we may seek to produce, import, or sell our products, and we cannot guarantee that we will be able to obtain necessary approvals and third- party verifications in a timely manner or at all. If there are delays or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary in a particular country, then we may not be able to commercialize our products in such country and our business will be adversely affected. In addition, any enforcement action taken by regulators against us or our products for non-compliance could cause us to suffer adverse publicity, which could harm our reputation and our relationship with our customers and vendors.
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
We use hazardous chemicals and biological materials in our business and are subject to a variety of federal, state, local and international laws and regulations governing, among other matters, the use, generation, manufacture, transportation, storage, handling, disposal of and human and environmental exposure to these materials both in the United States and overseas, including regulation by governmental regulatory agencies, such as the Occupational Safety and Health Administration and the EPA. We have incurred and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with these laws and regulations.
Although we have implemented safety procedures for handling and disposing of these materials and waste products in an effort to comply with these laws and regulations, we cannot be sure that our safety measures will be compliant or capable of eliminating the risk of injury or contamination from the generation, manufacturing, use, storage, transportation, handling, disposal of and human and environmental exposure to hazardous materials. Failure to comply with environmental, health and safety laws could subject us to liability and resulting damages. There can be no assurance that violations of environmental, health and safety laws will not occur as a result of human error, accident, equipment failure, contamination or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present or future laws could result in the imposition of fines, regulatory oversight costs, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws, such as the Comprehensive Environmental Response Compensation and Liability Act in the United States can impose liability for the full amount of damages without regard to comparative fault for the investigation and cleanup of contamination and impacts to human health and for damages to natural resources. Contamination at properties we will own or operate and at properties to which we send hazardous materials, may result in liability for us under environmental laws and regulations.
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
Additionally, certain materials that we use in our development and production activities are subject to U.S. import controls. We currently have, and may in the course of business need to procure, certain import authorizations, for example, related to plant pests, chemicals, biological agents and other controlled materials, including from the USDA, EPA and U.S. Centers for Disease Control. Compliance with applicable regulatory requirements regarding the import of such materials may limit our access to materials critical to our development activities or affect the speed at which we can develop new products.
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
The market price of our common stock is likely to be volatile and could be subject to fluctuations in response to the risk factors described in this report and others beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate include:
•our ability to successfully commercialize or generate revenue from our products, including Hyaline;

•our ability to develop a new strategic plan and align costs to our delayed revenue ramp;
•the results of our assessment of our target markets and the fit of the products in our pipeline to those markets;
•our ability to identify, recruit and retain skilled personnel, including a permanent Chief Executive Officer;
•the timing of launch of our products and the degree to which the launch and commercialization thereof meets the expectations for securities analysts and investors and our ability to achieve market acceptance for our products;
•delays in timing of revenue from product sales;
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
•developments with respect to our pending securities litigation;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.
For example, there was a significant decline in the market price for our common stock following our announcement on August 3, 2021, that we had become aware of issues with our commercial product pipeline that impact our product delivery timeline and revenue projections, no longer expect product revenue in 2021 and expect product revenue to be immaterial in 2022.
In recent years, stock markets in general and the market for technology companies (including biopharma companies) in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we are and expect to continue to be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
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
The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over whether analysts cover our company or for how long they cover our company. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. For example, several of our analysts downgraded our shares following our announcement on August 3, 2021 that we had become aware of issues with our commercial product pipeline that impact our product delivery timeline and revenue projections, no longer expect product revenue in 2021 and expect product revenue to be immaterial in 2022. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
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
Other than the 18,549,500 shares sold in our IPO, which were eligible to be resold in the public market immediately unless purchased by our affiliates, substantially all of the remaining shares of our common stock outstanding are currently prohibited or otherwise restricted from being resold under securities laws, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters of our IPO; however, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, these shares will be able to be sold in the public market beginning on the 181st day after the date of the IPO Prospectus or on October 19, 2021. Certain exceptions to these lock-up agreements may apply and, in any event, the representatives of the underwriters of our IPO may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.
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
We are an “emerging growth company” as defined in the the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, not being required to comply with the auditor requirements to communicate critical audit matters in the auditor’s report on the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Furthermore, our amended and restated certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to the foregoing forum selection provisions.
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
To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, or results of operations. If we are unable to conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
During the three months ended June 30, 2021, we issued the following unregistered securities:
•We issued to existing and former employees and consultants an aggregate of 60,003 shares of common stock at a weighted average exercise price of $5.21 per share pursuant to the exercise of options granted under the 2014 Stock Plan, prior to the registration of the 2014 Plan pursuant to a registration statement on Form S-8 filed with the SEC on April 23, 2021.
•We issued to employees an aggregate of 16,810 shares upon vesting of non-vested stock issued as part of the acquisition of Radiant.
•We issued to employees and former shareholders of Lodo an aggregate of 774,402 shares of the Company’s common stock as part of the acquisition of Lodo.
The issuances of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended, as transactions pursuant to compensatory benefit plans or under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
Use of Proceeds from our Initial Public Offering
In April 2021, the Company completed its IPO in which it sold an aggregate of 18,549,500 shares of its common stock (inclusive of 2,419,500 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $31.00 per share for aggregate cash proceeds of approximately $529.9 million, net of $40.3 million in underwriting discounts, commissions, and

$4.9 million in estimated offering costs. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-254612), which was declared effective by the SEC on April 21, 2021 and a supplemental Registration Statement on Form S-1 (file No. 333-255425) which became automatically effective upon filing on April 21, 2021). The IPO closed on April 26, 2021. The representatives of the underwriters of our IPO were J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents. There has been no material change in the planned or actual use of proceeds from our IPO from that described in the Prospectus.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1+	2021 Incentive Award Plan.	S-8	333-255450	99.2	April 23, 2021

10.2+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	333-254612	10.7	April 14, 2021

10.3+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	333-254612	10.8	April 14, 2021

10.4+	2021 Employee Stock Purchase Plan.	S-8	333-255450	99.3	April 23, 2021

10.5+	Letter Agreement with Jay Flatley	8-K	001-40354	10.1	August 3, 2021

10.6+	Employment Separation Letter Agreement with Josh Hoffman	8-K	001-40354	10.2	August 3, 2021

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
						X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Zymergen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zymergen Inc.

Date:	August 16, 2021	By:	/s/ Jay Flatley
		Name:	Jay Flatley
		Title:	Acting Chief Executive Officer
(Principal Executive Officer)

Date:	August 16, 2021	By:	/s/ Enakshi Singh
		Name:	Enakshi Singh
		Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)