Form 10-Q
period 2021-09-30
Zymergen Inc.
filed 2021-11-15
CIK 1645842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 22, 2021, there were approximately 102,400,795 shares of the registrant's common stock, par value $0.001 per share, outstanding.

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
These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our ability to successfully commercialize our products;
•our ability to complete and execute on our new strategic plan, including opportunities in healthcare;
•our ability to reduce our operating costs and fund our operations to the middle of 2023;
•the scope and timing of restructuring activities;
•our ability to focus on a smaller number of programs that capitalize on our capabilities;
•the commercial opportunities for the programs on which we are focused;
•our ability to generate revenues from our products and timelines for our products;
•our plans for the development, launch and commercialization of the products in our product pipeline;
•our ability to successfully produce products through fermentation that we initially launch using non-fermentation or non-bio-based molecules;
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
•our ability to accurately anticipate and address the market opportunity in our target markets, as well as the total market opportunity across numerous sectors;
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

•our ability to successfully enter new markets and manage any international expansion;
•our financial performance;
•our ability to obtain funding for our operations, including funding necessary to complete further development of our current and future products;
•our estimates regarding margins, future revenue, our ability to manage our expenses, capital requirements and needs for additional financing;
•our preliminary allocation of the purchase price of acquisitions;
•the success of our significant investments in our continued R&D of new products;
•the impact of COVID-19 on our business; and
•our ability to attract, train, and retain key personnel, including a permanent Chief Executive Officer.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZYMERGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	As of September 30, 2021	As of December 31, 2020 (1)
ASSETS
Current assets:
Cash and cash equivalents	$496,247	$210,205
Accounts receivable	1,044	2,516
Accounts receivable, unbilled	1,581	1,659
Prepaid expenses	9,541	7,024
Inventories	6,210	4,969
Restricted cash, current	30	—
Other current assets	1,911	2,201
Total current assets	516,564	228,574
Restricted cash	10,777	9,605
Property and equipment, net	54,572	48,718
Goodwill	33,841	11,604
Intangible assets, net	9,153	4,790
Other long-term assets	2,429	1,630
Total assets	$627,336	$304,921
LIABILITIES AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,472	$12,097
Accrued and other liabilities	26,545	26,888
Short-term debt, net	80,221	79,331
Short-term deferred rent	1,132	494
Deferred revenue	2,282	2,648
Total current liabilities	120,652	121,458
Long-term deferred rent	27,473	9,916
Warrant liabilities	—	14,231
Other long-term liabilities	2,395	2,254
Total liabilities	150,520	147,859
Commitments and contingencies
Convertible preferred stock, $0.001 par value, 170,000,000 and 214,181,024 shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of September 30, 2021 and 68,093,280 shares issued and outstanding as of December 31, 2020	—	900,798
Stockholders' equity (deficit)
Common stock, $0.001 par value, 1,500,000,000 and 286,477,669 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 102,370,527 and 12,812,109 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	103	13
Additional paid-in capital	1,534,100	29,991
Accumulated deficit	(1,057,387)	(773,740)
Total stockholders' equity (deficit)	476,816	(743,736)
Total liabilities and convertible preferred stock and stockholders' equity (deficit)	$627,336	$304,921
(1) The balance sheet as of December 31, 2020 is derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues from research and development service agreements	$2,947	$2,143	$10,440	$4,818
Collaboration revenue	1,135	1,065	3,264	2,560
Total revenues	4,082	3,208	13,704	7,378
Cost and operating expenses:
Cost of service revenue	17,179	21,047	60,138	63,721
Research and development	39,073	21,703	129,036	60,986
Sales and marketing	3,977	4,354	18,753	14,477
General and administrative	17,906	14,410	60,898	44,713
Restructuring charges	21,193	—	21,193	—
Total cost and operating expenses	99,328	61,514	290,018	183,897
Operating loss	(95,246)	(58,306)	(276,314)	(176,519)
Other income (expense):
Interest income	7	32	62	451
Interest expense	(2,809)	(2,769)	(8,303)	(8,182)
Gain (loss) on change in fair value of warrant liabilities	—	(477)	1,849	(2,093)
Other expense, net	(199)	(292)	(967)	(355)
Total other expense	(3,001)	(3,506)	(7,359)	(10,179)
Loss before income taxes	(98,247)	(61,812)	(283,673)	(186,698)
(Provision for) benefit from income taxes	18	(4)	26	102
Net loss and comprehensive loss	$(98,229)	$(61,816)	$(283,647)	$(186,596)
Net loss per share attributable to common stockholders, basic	$(0.96)	$(4.92)	$(4.39)	$(15.47)
Net loss per share attributable to common stockholders, diluted	$(0.96)	$(4.92)	$(4.40)	$(15.47)
Weighted average shares used in computing net loss per share to common stockholders, basic	102,337,242	12,559,912	64,662,332	12,058,855
Weighted average shares used in computing net loss per share to common stockholders, diluted	102,337,242	12,559,912	64,812,356	12,058,855
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	68,093,280	$900,798	12,812,109	$13	$29,991	$(773,740)	$(743,736)
Vesting of restricted common stock	—	—	16,810	—	—	—	—
Issuance of common stock upon exercise of options	—	—	711,963	—	3,189	—	3,189
Stock-based compensation expense	—	—	—	—	2,253	—	2,253
Share settlement of non-recourse loan to employee	—	—	(67,050)	—	—	—	—
Cash settlement of non-recourse loan to employee	—	—	—	—	1,946	—	1,946
Net loss	—	—	—	—	—	(84,585)	(84,585)
Balance, March 31, 2021	68,093,280	900,798	13,473,832	13	37,379	(858,325)	(820,933)
Issuance of common stock upon initial public offering, net of commission and issuance costs of $45,138	—	—	18,549,500	19	529,878	—	529,897
Issuance of preferred stock upon exercise of Series C Preferred Stock warrants	883,332	27,384	—	—	—	—	—
Conversion of preferred stock into common stock	(68,976,612)	(928,182)	68,998,791	69	928,113	—	928,182
Issuance of common stock upon exercise of warrants	—	—	226,880	—	—	—	—
Issuance of common stock in business acquisition	—	—	774,402	1	24,808	—	24,809
Vesting of restricted common stock	—	—	16,810	—	—	—	—
Issuance of common stock upon exercise of options	—	—	256,960	1	1,257	—	1,258
Stock-based compensation expense	—	—	—	—	6,965	—	6,965
Net loss	—	—	—	—	—	(100,833)	(100,833)
Balance, June 30, 2021	—	—	102,297,175	103	1,528,400	(959,158)	569,345
Vesting of restricted common stock	—	—	16,810	—	—	—	—
Issuance of common stock upon exercise of options	—	—	56,542	—	271	—	271
Stock-based compensation expense	—	—	—	—	5,422	—	5,422
Other	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	(98,229)	(98,229)
Balance, September 30, 2021	—	$—	102,370,527	$103	$1,534,100	$(1,057,387)	$476,816
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	54,834,169	$607,763	11,030,816	$11	$11,957	$(511,546)	$(499,578)
Issuance of common stock in business acquisition	—	—	1,082,747	1	10,394	—	10,395
Vesting of restricted common stock	—	—	16,810	—	—	—	—
Issuance of common stock upon exercise of options	—	—	40,868	—	172	—	172
Stock-based compensation expense	—	—	—	—	1,042	—	1,042
Net loss	—	—	—	—	—	(65,340)	(65,340)
Balance, March 31, 2020	54,834,169	607,763	12,171,241	12	23,565	(576,886)	(553,309)
Vesting of restricted common stock	—	—	16,810	—	—	—	—
Issuance of common stock upon exercise of options	—	—	327,979	1	1,627	—	1,628
Stock-based compensation expense	—	—	—	—	1,243	—	1,243
Net loss	—	—	—	—	—	(59,440)	(59,440)
Balance, June 30, 2020	54,834,169	607,763	12,516,030	13	26,435	(636,326)	(609,878)
Issuance of Series D Preferred Stock, net of issuance costs of $781	4,478,900	99,219	—	—	—	—	—
Vesting of restricted common stock	—	—	16,810	—	—	—	—
Issuance of common stock upon exercise of options	—	—	82,774	—	372	—	372
Stock-based compensation expense	—	—	—	—	1,139	—	1,139
Net loss	—	—	—	—	—	(61,816)	(61,816)
Balance, September 30, 2020	59,313,069	$706,982	12,615,614	$13	$27,946	$(698,142)	$(670,183)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(283,647)	$(186,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	15,129	14,306
Stock-based compensation expense	14,640	3,424
Non-cash interest expense	890	741
Loss from sale of property and equipment	—	778
Impairment of long-lived assets	11,155	—
(Gain) loss on change in fair value of warrant liabilities	(1,849)	2,093
Unrealized foreign exchange loss	695	—
Benefit from income tax	(26)	(107)
Other	63	(116)
Changes in operating assets and liabilities:
Accounts receivable	574	763
Accounts receivable, unbilled	(943)	(3)
Prepaid expenses	(2,373)	(434)
Inventories	(1,241)	(654)
Other current assets	612	(78)
Other long-term assets	18	4
Accounts payable	(3,733)	(3,487)
Accrued and other liabilities	(4,909)	1,357
Deferred revenue	(908)	861
Deferred rent	18,041	3,141
Other long-term liabilities	172	2,820
Net cash used in operating activities	(237,640)	(161,187)
Investing activities
Purchases of property and equipment	(27,264)	(17,141)
Proceeds from sale of property and equipment	—	15
Business acquisition, net of cash acquired	1,238	80
Net cash used in investing activities	(26,026)	(17,046)
Financing activities
Proceeds from initial public offering, net of commission and issuance cost	529,897	—
Proceeds from exercise of Series C warrants	15,002	—
Proceeds from repayment of non-recourse loan to employee	1,946	—
Proceeds from Series D preferred stock offering, net of issuance cost	—	99,924
Proceeds from exercise of common stock options, net of repurchases	4,719	2,172
Net cash provided by financing activities	551,564	102,096
Effect of exchange rate changes on cash	(654)	—
Change in cash and cash equivalents	287,244	(76,137)
Cash, cash equivalents, and restricted cash at beginning of the period	219,810	163,042
Cash, cash equivalents, and restricted cash at end of the period	$507,054	$86,905
Cash and cash equivalents	$496,247	$77,537
Restricted cash, current	30	—
Restricted cash, non-current	10,777	9,368
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$507,054	$86,905
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,254	$7,793
Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred shares to common stock	$900,798	$—
Exercise of warrant liability into preferred stock	$12,382	$—
Issuance of common stock in business combination	$24,816	$10,395
Acquisitions of property and equipment under accounts payable and accrued and other liabilities	$6,665	$2,374
Deferred offering costs related to Series D preferred stock under accounts payable and accrued and other liabilities	$—	$711
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Operations
Zymergen (the “Company”) integrates computational and manufacturing technologies to design, develop, and commercialize bio-based breakthrough products in a broad range of industries. The Company has developed a platform designed to treat the genome as a search space that utilizes proprietary machine learning algorithms and advanced automation to identify genetic changes for the development of bio-based products. In addition, Zymergen's platform is used to discover novel molecules used to enable unique material properties. The Company was incorporated in Delaware on April 24, 2013.
Initial Public Offering
In April 2021, the Company completed the initial public offering ("IPO") of its common stock. The Company sold an aggregate of 18,549,500 shares of its common stock (inclusive of 2,419,500 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $31.00 per share for aggregate cash proceeds of approximately $529.9 million, net of underwriting discounts, commissions, and offering costs. The sale of 16,130,000 shares in the IPO and the sale of 2,419,500 shares pursuant to the underwriters’ option closed on April 26, 2021. On April 26, 2021, immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into 68,115,459 shares of common stock. On April 26, 2021, immediately prior to the closing of the IPO, all warrants to purchase preferred stock were exercised and converted into 883,332 shares of common stock.
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company had unrestricted cash and cash equivalents of $496.2 million as of September 30, 2021. Since inception through September 30, 2021, the Company has incurred cumulative net losses of $1,057.4 million.
While the Company has signed a number of initial customer R&D services and collaboration contracts, revenues have been insufficient to fund operations. Accordingly, the Company has funded the portion of operating costs exceeding revenues through a combination of proceeds raised from equity and debt issuances (including from its recent IPO). The Company’s operating costs include the cost of developing and commercializing products as well as providing research and development services. As a consequence, the Company expects it will need to raise additional equity or debt financing to fund future operations, which may not be available, if at all, at terms acceptable to the Company. In September 2021, the Company's management commenced initial restructuring activities that are expected to reduce the cost structure of the Company (Note 4). The Company expects that its cash and cash equivalents will be sufficient to fund its operations for a period of at least one year from the date the accompanying unaudited Condensed Consolidated Financial Statements are filed with the Securities and Exchange Commission ("SEC").
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
2.    Summary of Significant Accounting Policies
There were no significant changes to the accounting policies during the nine months ended September 30, 2021, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Prospectus dated April 21, 2021, filed with the SEC on April 23, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the "Prospectus"), except as described below.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Preparation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial information. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.
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
Fiscal Year
The Company’s fiscal year ends on December 31. References to fiscal 2021, for example, refer to the fiscal year ended December 31, 2021. The period end for the Company covered by this report is September 30, 2021.
Use of Estimates
The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, standalone selling price ("SSP") of performance obligations for contracts with multiple performance obligations, estimate of variable consideration from revenue contracts, useful life of property and equipment, fair value of property and equipment of which the carrying value may not be recoverable, allowance for doubtful accounts, net realizable value of inventories, the valuation of intangible assets, and the valuation of common and preferred stock used in the valuation of options to purchase common stock and warrants to purchase common stock or preferred stock, prior to being a publicly traded company. Actual results could differ from those estimates.
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
Foreign Currency
For the Company and its subsidiaries, the functional currency has been determined to be the U.S. Dollar (USD). Monetary assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured at historical rates. Foreign currency transaction gains and losses resulting from remeasurement are recognized in Other expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Costs Associated with Exit Activities
We account for employee termination benefits that represent a one-time benefit in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 420, Exit or Disposal Cost Obligations (Topic 420). We record such costs into expense over the employee’s future service period, if any. Other costs associated with exit activities may include contract termination costs, impairments of long-lived assets, and consulting fees, if applicable. These

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
costs are expensed in accordance with FASB ASC Topic 420 and FASB ASC Topic 360, Property, Plant, and Equipment and are included in Restructuring charges in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The Company estimates the fair value of stock options with a service-based vesting condition and employee stock purchase plan purchases on the date of grant using the Black-Scholes-Merton option-valuation model. The Company estimates the fair value of stock options with a market-based vesting condition on the date of grant using a Monte Carlo simulation model. The grant-date fair value of option awards is based upon the fair value of our common stock as of the date of grant, as well as estimates of the expected term of the awards using the simplified method for service-based vesting awards or the implied term for the market-based awards, expected common stock price volatility over the expected term of the option awards, risk-free interest rates and expected dividend yield. Restricted Stock Units ("RSUs") granted are valued at the market price of our common stock on the date of grant.
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
CARES Act
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security (CARES) Act which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. As of September 30, 2021 and December 31, 2020, respectively, approximately $3.7 million of employer payroll tax payments were deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.
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

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. ASU 2016-02 will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company is evaluating the effect that Topic 842 and related standards will have on its financial statements, related disclosures and ongoing financial reporting, but expects implementation of Topic 842 to result in the recognition of material right-of-use assets and corresponding lease liabilities in its consolidated balance sheets, principally relating to facilities leases. The Company plans to implement Topic 842 on January 1, 2022 using the modified retrospective approach with the cumulative effect of adoption recognized to retained earnings on January 1, 2022.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which will require the Company to recognize and measure contract assets and contract liabilities acquired in a business combinations in accordance with Topic 606 as if it had originated the contracts. The amendments of ASU 2021-08 are effective for the Company for fiscal years beginning after December 15, 2023 with early adoption permitted, including adoption in an interim period. The Company plans to adopt ASU 2021-08 in the fourth quarter of 2021, with a retrospective application to the beginning of 2021. The Company is currently evaluating the impact of adopting this guidance to the acquisition of Lodo Therapeutics Corporation on May 16, 2021.
3.    Business Combinations
Lodo Therapeutics Corporation
On May 16, 2021, the Company completed a nontaxable acquisition of 100% of the equity interests of Lodo Therapeutics Corporation ("Lodo"), a privately-held company which uses its proprietary bacterial metagenomics discovery platform to develop novel therapeutics from nature. The acquisition was accounted for as a business combination. The purchase price for the acquisition was $25.4 million, substantially all of which was non-cash consideration. The non-cash consideration consisted of 774,402 shares of the Company’s common stock. The intangible assets acquired consisted primarily of $22.2 million of goodwill and Lodo’s developed technology of $5.4 million. Goodwill recognized is primarily a measure of the expected synergies from combining the operations of Lodo and the Company’s developed technologies.
The Company granted RSUs to certain employees and consultants of Lodo in connection with the acquisition that generally vest in three installments over a period of up to two years, subject to their continued service with the Company.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table represents the allocation of the purchase consideration, including the non-cash consideration, based on fair value (in thousands):

Cash and cash equivalents	$1,778
Other current assets	464
Property, plant and equipment	948
Other non-current assets	305
Developed technology	5,400
Customer relationship intangible asset	420
Total identifiable assets acquired	$9,315
Accounts payable and accrued expenses	$4,636
Other liabilities	1,534
Deferred tax liability	26
Total liabilities assumed	$6,196
Net identifiable assets acquired	$3,119
Goodwill	22,237
Net assets acquired	$25,356
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
4.    Restructuring

In August 2021, the Company released a business update regarding its commercial product pipeline and financial forecast. Since that business update the Company has been conducting an assessment of its target markets and the fit of the products in its pipeline to those markets (the "Portfolio Review") and developing a plan to reduce its costs. In September 2021, the Company's management implemented a reduction in force that represented a preliminary phase of the Company’s plan to reduce its costs (the “2021 Restructuring”). In connection with the Portfolio Review and the 2021 Restructuring, the Company has determined to focus on a smaller number of programs that it believes capitalize on its capabilities and provide clear commercial opportunities. The 2021 Restructuring was initiated in the third quarter of 2021 and is expected to be substantially completed by the end of the first quarter of 2022.
The Company is continuing to evaluate the 2021 Restructuring. The Company expects the 2021 Restructuring to result in total pre-tax charges of approximately $29.4 million and approximately $18.2 million of these charges are estimated to result in cash outlays, of which the Company has made payments of $1.3 million through September 30, 2021. The Company has recorded costs of $21.2 million from the inception of the initiative through September 30, 2021.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a summary of our costs incurred from the inception of the initiative through September 30, 2021, and cost estimates associated with the 2021 Restructuring through the end of the first quarter of 2022, by major type of cost (in thousands):

	Total amount incurred since inception through September 30, 2021	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$4,151	$8,700
Impairment of long-lived assets (Note 7)	11,155	11,155
Contract terminations	3,727	4,000
Other (1)	2,160	5,500
Total	$21,193	$29,355
—–—–—–—–—–—–
(1) Comprised of other costs directly related to the 2021 Restructuring, including consulting fees in relation to portfolio review, realignment of organizational resources to strategic priorities and organization redesign in order to achieve reduced operating costs.
The following table provides a reconciliation of the beginning and ending balances for the restructuring liabilities, which are reported as components of Accounts payable and Accrued and other liabilities in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Termination Benefits	Contract Terminations	Other	Total
Balance at January 1, 2021	$—	$—	$—	$—
Charges	4,151	3,727	2,160	10,038
Adjustments	—	—	—	—
Cash Payments	(291)	(977)	—	(1,268)
Balance at September 30, 2021	$3,860	$2,750	$2,160	$8,770
5.    Goodwill and Intangible Assets
The following table summarizes goodwill as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Goodwill	$33,841	$11,604
The $22.2 million increase in goodwill from December 31, 2020 to September 30, 2021 is due to the acquisition of Lodo on May 16, 2021 (Note 3).
The following table summarizes the net book value of the finite-lived intangible assets as of September 30, 2021 and December 31, 2020 (in thousands):

	Cost		Accumulated Amortization		Intangible Assets, Net
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Developed technology	$12,300	$6,900	$(3,613)	$(2,460)	$8,687	$4,440
Customer relationships	1,400	980	(934)	(630)	466	350
Net carrying value	$13,700	$7,880	$(4,547)	$(3,090)	$9,153	$4,790
As a result of the acquisition of Lodo, the Company acquired intangible assets consisting of $5.4 million in developed technology and $0.4 million in customer relationships, which are amortized over an estimated useful life of six and two years, respectively. The Company recognized $0.7 million and $0.3 million in amortization expense for the three months ended September 30, 2021 and 2020, and $1.5 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future amortization of intangible assets is as follows (in thousands):

Remainder of 2021	$625
2022	2,248
2023	2,067
2024	1,271
2025	1,271
Thereafter	1,671
$9,153
6.    Fair Value Measurements of Financial Instruments
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
There were no transfers between the levels during the periods presented. As of September 30, 2021 and December 31, 2020, the Company’s financial assets and financial liabilities measured at fair value on a recurring basis were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2021
Financial Assets
Cash equivalents	$484,581	$—	$—	$484,581
Total financial assets	$484,581	$—	$—	$484,581

	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Financial Assets
Cash equivalents	$205,873	$—	$—	$205,873
Total financial assets	$205,873	$—	$—	$205,873
Financial Liabilities
Warrant derivative liability	$—	$—	$14,231	$14,231
Total financial liabilities	$—	$—	$14,231	$14,231
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

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a reconciliation of the beginning and ending balances for the warrant derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Balance at January 1, 2021	$14,231
Change in fair value	(1,849)
Fair value of warrants exercised	(12,382)
Balance at September 30, 2021	$—
The warrant derivative liability represented the fair value of the warrants issued in conjunction with the term loan agreement entered into in 2019. In April 2021 all warrants were exercised effective with the Company's IPO. No warrants were outstanding at September 30, 2021 (Note 8).
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

December 31, 2020
Value per Series C Preferred share (fully-diluted)	$35.46
Exercise price	$16.98
Expected volatility	77.0%
Risk-free rate	0.79%
Time to liquidity (years)	8.97
7.    Balance Sheet Components
Property and equipment consist of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Machinery and equipment	$73,940	$54,999
Leasehold improvements	31,274	24,192
Furniture and office equipment	3,189	2,743
Computers and software	2,742	2,677
	111,145	84,611
Less accumulated depreciation and amortization	(72,637)	(47,977)
	38,508	36,634
Construction in progress	16,064	12,084
Total property and equipment, net	$54,572	$48,718
Depreciation and amortization expense was $5.2 million and $4.4 million for the three months ended September 30, 2021 and 2020, and $13.7 million and $13.4 million for the nine months ended September 30, 2021 and 2020, respectively.
As a result of the 2021 Restructuring (Note 4), the Company determined it would not recover the carrying value of certain machinery and equipment that was solely used in the production of Hyaline. In determining the impairment charge the Company assessed the fair value of the machinery and equipment based on prices for similar assets and expected future cash

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
flows. As a result, machinery and equipment with a carrying amount of $11.2 million was impaired and written down to a fair value of zero during the three months ended September 30, 2021.
Accrued and other current liabilities consist of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation and compensation-related costs	$6,517	$15,211
Other accrued operating expenses	12,345	9,616
Accrued restructuring costs	6,610	—
Accrued legal service fees	1,033	1,105
Accrued interest	—	842
Accrued tax liabilities	40	114
Accrued and other current liabilities	$26,545	$26,888
8.    Term Loans
In December 2019, the Company entered into and in February 2021, the Company amended and restated a credit and guaranty agreement in relation to the Company's senior secured delayed draw term loan facility, with Perceptive Credit Holdings II, LP and PCOF EQ AIV II, LP (the “Perceptive Credit Agreement”), in an aggregate principal amount of $100.0 million. On closing on December 19, 2019, the Company received $85.0 million which was available on the closing date, net of fees and repayment of the previous term loan. The availability of the additional principal amount of $15.0 million expired unused on September 30, 2021.
The Company's Perceptive Credit Agreement provides that a material adverse change constitutes an event of default. In the event the material adverse change clause is invoked, the outstanding principal, interest, including any applicable default interest and any prepayment premium will become payable on demand of the lender. On October 20, 2021, the lender and the Company entered into Amendment No. 1, Waiver and Consent to the Perceptive Credit Agreement (the "Amendment"). Pursuant to the terms of the Amendment:
•upon execution, the Company paid $41.0 million, which included $35.0 million in principal and $6.0 million of accrued interest and the applicable prepayment premium. Additionally, the Company placed $63.0 million into an account at the sole control of the lender that represents the remaining obligations under the credit agreement, including any further prepayment premium, which was released in November 2021 upon the lender's approval of the Company's planned cash usage through final maturity;
•modified the final maturity to be June 30, 2022; and
•eliminated the minimum revenue covenant and increased the minimum liquidity covenant.
As of the date these financial statements are issued, the Company has not yet finalized the accounting for the Amendment.
The Company was in compliance with all covenants of the Perceptive Credit Agreement as of September 30, 2021. At September 30, 2021, it was probable the minimum revenue covenant would not be met at a subsequent testing date within one year from the balance sheet date without cure and the lender had notified the Company of a purported default on August 16, 2021 related to an alleged material adverse effect event. As a result the amounts outstanding as of September 30, 2021 were classified as current.
The amounts outstanding as of December 31, 2020 were classified as current due to the substantial doubt about the Company's ability to continue operating as a going concern as of the date of issuance of the Company's audited annual financial statements, and the potential impact of the material adverse change clause.
Debt consists of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Senior secured delayed draw term loan facility bearing interest equal to 11.5% as of September 30, 2021 and December 31, 2020	$85,000	$85,000
Unamortized discount and offering costs	(4,779)	(5,669)
Senior secured delayed draw term loan facility, net	80,221	79,331
Less current portion	80,221	79,331
Long-term debt, net	$—	$—

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest expense on the Company’s term loan consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Coupon interest	$2,499	$2,499	$7,413	$7,441
Amortization of debt discount and offering costs	310	270	890	741
Total interest expense on term loan	$2,809	$2,769	$8,303	$8,182
Warrants Related to Prior Loan Agreement
In November 2014, the Company entered into a loan and security agreement for a term note which was subsequently amended and extinguished. In connection with the loan and security agreement and its amendments, the Company issued warrants to purchase the Company's common stock. On April 28, 2021, all warrants to purchase the Company's common stock, issued in connection with the Company's prior loan agreement, were exercised at the option of the holder. An aggregate of 226,880 shares were issued in connection with the cashless exercise. As of September 30, 2021, no common stock warrants were outstanding.
Warrants Related to Current Loan Facility
In connection with the Perceptive Credit Agreement, the Company issued a warrant to purchase the Company’s Series C Preferred Stock (the “2019 Warrants”). On April 1, 2021, the holders of the Company's Series C Preferred Stock Warrants elected to exercise their warrants. The exercise was conditioned upon the consummation of a public offering of the Company's common stock on or prior to June 30, 2021. The exercise became effective with the Company's IPO in April 2021, with aggregate exercise proceeds of $15.0 million. As of September 30, 2021, no 2019 Warrants were outstanding.
9.    Convertible Preferred Stock
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
On April 26, 2021, immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into 68,115,459 shares of common stock. As of September 30, 2021, no convertible preferred stock was outstanding.
10.    Equity
Equity Incentive Plans
In April 2021, the 2021 Incentive Award Plan (the "2021 Plan") became effective. The 2021 Plan serves as a successor to the 2014 Stock Plan (the "2014 Plan"). The 2021 Plan permits the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, cash awards and stock bonuses. The Company reserved an initial 10,770,034 shares of common stock for issuance under the 2021 Plan, which includes the remaining reserved and unissued shares under the 2014 plan on the effective date of the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2021 Plan by the number of shares equal to 5.0% of the total outstanding shares of the Company's common stock as of the immediately preceding December 31 or such lesser number as determined by the Board of Directors. Awards granted under the 2021 Plan

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expire no later than ten years from the date of grant. For incentive stock options and non-statutory stock options, the option price shall not be less than 100% of the fair market value on the day of grant. If at the time the Company grants an option and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all the Company's classes of stock, the option price is required to be at least 110% of the fair market value on the day of grant. Options and RSUs granted typically vest over a four-year period but may be granted with different vesting terms. As of September 30, 2021, there were 7,434,353 shares available for us to grant under the 2021 Plan.
In July 2014, the Company adopted the 2014 Plan for employees and non-employees pursuant to which the Board of Directors granted share-based awards, including stock options, to officers, employees, and non-employees. As of the effective date of the 2021 Plan, no further awards are issued from the 2014 Plan.
Stock Options with Service-based Vesting Conditions
The following table summarizes option activity under the 2021 Plan and the 2014 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2020	5,498,490	$6.65	7.75	$79,756
Options granted	3,017,740	$23.76
Options exercised	(1,025,465)	$4.61
Options cancelled	(809,833)	$17.69
Outstanding - September 30, 2021	6,680,932	$13.35	7.79	$27,820
Unvested - September 30, 2021	3,934,967	$18.69	9.24	$7,147
Exercisable - September 30, 2021	2,745,965	$5.70	5.72	$20,673
The weighted average grant-date fair value of options granted was $15.26 per share and $4.95 per share, during the nine months ended September 30, 2021, and 2020, respectively.
The aggregate intrinsic value of stock option awards exercised, determined at the date of option exercise, was $27.1 million and $2.4 million, during the nine months ended September 30, 2021, and 2020, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise.
Stock-based compensation expense for stock options is estimated at the grant date based on the fair-value using the Black-Scholes option pricing model. The fair value of employee stock options is recognized as an expense ratably over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.95% - 1.09%	0.38% - 0.38%	0.77% - 1.09%	0.38% - 1.41%
Expected term (in years)	6.08	6.08	6.08	6.08
Expected volatility	70.09% - 71.58%	54.12% - 54.12%	70.09% - 74.67%	50.43% - 54.12%
As of September 30, 2021 the Company has employee stock-based compensation expense of $40.1 million related to unvested stock options not yet recognized, which is expected to be recognized over an estimated weighted average period of approximately 3.28 years.
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

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On August 2, 2021, Josh Hoffman separated from his position as the Company's Chief Executive Officer and resigned as a member of the Board. Mr. Hoffman and the Company entered into an Employment Separation Letter Agreement, pursuant to which, among other things, all unvested equity awards held by Mr. Hoffman were forfeited as of the separation date. As such, Mr. Hoffman forfeited options to purchase 1,183,333 shares of common stock that were granted to the Company's founders as of the closing of the IPO. Accordingly, all expenses related to Mr. Hoffman's unvested and forfeited options have been reversed. As of September 30, 2021, 916,666 options remain outstanding and unvested.
Restricted Stock Units with Service-based Vesting Conditions
The following table summarizes RSU activity (in thousands, except share and per share amounts and term):

	Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock Units as of December 31, 2020	—	$—
Granted (1)	1,970,523	$15.82
Vested	—
Forfeited	(28,328)	$15.15
Non-vested Restricted Stock Units as of September 30, 2021	1,942,195	$15.83
—–—–—–—–—–—–
(1) Includes RSUs granted to employees and consultants as part of the acquisition of Lodo (Note 3)
RSUs granted are valued at the market price of our common stock on the date of grant. The Company recognizes compensation expense for the fair value of RSUs ratably over the requisite service period of the awards. As of September 30, 2021 there was $28.6 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.27 years.
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
The following table summarizes activity of the non-vested stock with service-based vesting granted as part of the Radiant acquisition (in thousands, except share and per share amounts and term):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
Non-vested stock as of December 31, 2020	67,240	$4.95	1.0	$1,089
Granted	—
Vested	(50,430)	$4.95
Forfeited	—
Non-vested stock as of September 30, 2021	16,810	$4.95	0.25	$221

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The total intrinsic value of non-vested stock that vested and were released was $1.4 million and $0.5 million, during the nine months ended September 30, 2021, and 2020, respectively. As of September 30, 2021 there was $0.1 million, of total unrecognized compensation cost related to non-vested stock, which is expected to be recognized over a weighted average period of 0.25 years.
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
Compensation Expense
Compensation expense related to stock-based awards was included in the following categories in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss in accordance with the accounting guidance for share-based payments for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of service revenue	$1,189	$271	$2,557	$894
Research and development	3,775	308	7,065	998
Sales and marketing	437	96	998	375
General and administrative	21	464	4,020	1,157
Total stock-based compensation	$5,422	$1,139	$14,640	$3,424
Compensation expense by stock-based award was as follows for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options with service based vesting conditions	$2,589	$1,055	$8,115	$3,174
Stock options with market based vesting conditions	24	—	2,438	—
RSUs with service based vesting conditions	1,601	—	2,186	—
Non-vested stock	84	84	250	250
ESPP	1,124	—	1,651	—
Total stock-based compensation	$5,422	$1,139	$14,640	$3,424
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

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On March 5, 2021, both promissory notes were repaid, including the principal and all unpaid interest in an amount of $4.0 million were settled by the receipt of a $2.0 million payment and the return of 67,050 shares of common stock to the Company. The 67,050 shares of common stock were immediately retired upon return to the Company.
11.    Net Loss Per Share
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data) applicable to common stockholders for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss, basic	$(98,229)	$(61,816)	$(283,647)	$(186,596)
Less: Gain on change in fair value of warrant liabilities	—	—	1,849	—
Net loss, diluted	$(98,229)	$(61,816)	$(285,496)	$(186,596)
Denominator:
Weighted average shares used in calculating net loss per share, basic	102,337,242	12,559,912	64,662,332	12,058,855
Effect of dilutive securities:
Warrants to purchase Series C convertible preferred stock	—	—	150,024	—
Weighted average shares used in calculating net loss per share, diluted	102,337,242	12,559,912	64,812,356	12,058,855
Net loss per share, basic	$(0.96)	$(4.92)	$(4.39)	$(15.47)
Net loss per share, diluted	$(0.96)	$(4.92)	$(4.40)	$(15.47)
The following potentially dilutive shares as of the periods ended September 30, 2021, and 2020, were excluded from the calculation of diluted net loss per share applicable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	September 30, 2021	September 30, 2020
Shares issuable under convertible preferred stock	—	59,335,248
Warrants to purchase Series C convertible preferred stock	—	883,332
Options to purchase common stock	6,680,932	5,376,318
Restricted stock units	1,942,195	—
Non-vested stock	16,810	84,050
Warrants to purchase common stock	—	242,322
Total	8,639,937	65,921,270
12.    Revenue, Credit Concentrations and Geographic Information
The Company has primarily earned revenue by engaging in R&D service contracts. The Company also earns revenue through collaborative arrangements with partners to develop novel materials to be commercialized by the collaborative partner and the Company.
The Company’s R&D service contracts generally consist of fixed-fee multi-phase research terms with concurrent value-share and/or performance bonus payments based on developing an improved microbial strain. The research term of the contracts typically spans several quarters and the contract term for revenue recognition purposes is determined based on the customer’s rights to terminate the contract for convenience. Other payment types, typically consisting of performance bonuses or value share payments, are constrained until those payments become probable or are earned. The Company recognized performance bonuses of $0.3 million for the nine months ended September 30, 2021. For the three months ended September 30, 2021 and for

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the three and nine months ended September 30, 2020, performance bonuses the Company recognized were insignificant. For the three and nine months ended September 30, 2021 and 2020, the Company has not recognized any royalty or value share payments.
When acceptance clauses are present in an agreement, the Company recognizes the R&D service revenue at a point in time when the R&D services provided have been accepted by the customer and the Company has a present right for payment and no refunds are permitted. The Company recognized revenue at a point in time due to customer acceptance clauses of $0.4 million for the three months ended September 30, 2021. For the three months ended September 30, 2020, revenue recognized at a point in time due to customer acceptance clauses was insignificant. The Company recognized revenue at a point in time due to customer acceptance clauses of $2.7 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.
The following table represents changes in the balances of our contract liabilities during the periods ended September 30, 2021, and 2020 (in thousands):

	December 31, 2020	Additions	Adjustments	Deletions	September 30, 2021
Contract liabilities:
Deferred revenue	$3,014	$7,658	$(597)	$(7,487)	$2,588

	December 31, 2019	Additions	Adjustments	Deletions	September 30, 2020
Contract liabilities:
Deferred revenue	$1,760	$5,796	$—	$(4,283)	$3,273
Additions to contract liabilities during the nine months ended September 30, 2021 include $1.4 million of deferred revenue through the acquisition of Lodo (Note 3). Additions to contract liabilities during the nine months ended September 30, 2020 include $0.6 million of deferred revenue through the acquisition of enEvolv (Note 3). Long-term deferred revenue is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets. Adjustments to deferred revenue for the nine months ended September 30, 2021 are attributable to the expected termination of a research and development services agreement.
Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Remaining performance obligations consisted of the following (in thousands):

	Current	Noncurrent	Total
As of September 30, 2021	$2,673	$306	$2,979
The Company’s noncurrent remaining performance obligation is expected to be recognized in the next 1.1 to 1.5 years.
Customers representing 10% or greater of revenue were as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	28%	45%	24%	48%
Customer B	21%	10%	28%	*
Customer C	15%	17%	13%	17%
Customer D	10%	11%	*	12%
Customer I	10%	—%	*	*
—–—–—–—–—–—–
* Less than 10%

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Customers representing 10% or greater of billed accounts receivable were as follows as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Customer A	—%	37%
Customer D	—%	23%
Customer E	71%	23%
Customer G	—%	17%
Customer I	29%	—%
The Company's revenues by geographic region are presented in the table below for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States of America	$1,655	$1,032	$4,702	$2,426
Asia	1,142	1,496	3,871	3,613
Europe	1,285	680	5,131	1,339
Total revenue	$4,082	$3,208	$13,704	$7,378
13.    Commitments and Contingencies
Operating Lease Commitments
The Company leases certain facilities and recognizes rent expense on a straight-line basis, net of sublease income, over the non-cancellable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense under operating leases was $9.9 million and $3.9 million for the three months ended September 30, 2021 and 2020, and $25.7 million and $11.4 million for the nine months ended September 30, 2021 and 2020, respectively.
Total future minimum rental commitments under long-term leases, net of sublease income, with an initial term of more than one year are estimated as follows (in thousands):

Remainder of 2021	$4,665
2022	28,774
2023	35,414
2024	34,884
2025	33,868
Thereafter	240,821
$378,426
Contingencies
The Company is subject to various litigation and arbitration claims that arise in the ordinary course of business, including but not limited to those related to employee matters. Unless otherwise specifically disclosed, we have determined that no provision for liability is required related to any claim against the Company.
On August 4, 2021, the Company, certain of the Company's current and former officers and directors, and the underwriters of the Company's IPO were named as defendants in a putative securities class action filed on behalf of purchasers of the Company's common stock pursuant to or traceable to the registration statement for its IPO. The action is pending in the United States District Court for the Northern District of California, and is captioned Shankar v. Zymergen Inc. et al., Case No. 3:21-cv-06028-JCS. The action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO, and seeks damages in an unspecified amount, attorneys’ fees, and other remedies. The Company intends to defend vigorously against such allegations.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On November 9, 2021, a purported shareholder of Zymergen filed a putative derivative lawsuit in the United States District Court for the Northern District of California that is captioned Mellor v. Hoffman, et al., Case No. 4:21-cv-08723. The complaint names certain of the Company’s current and former officers and directors and the Company as nominal defendants based on allegations substantially similar to those in the securities class action. The complaint purports to assert claims on the Company’s behalf for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and contribution under the federal securities laws and seeks corporate reforms, unspecified damages and restitution, and fees and costs.
In addition, certain government agencies, including the Securities and Exchange Commission ("SEC"), have requested information related to the Company's August 3, 2021 disclosure. The Company is cooperating fully.
14.    Subsequent Events
In addition to the amendment to the Company's Perceptive Credit Agreement, which has been disclosed in Note 8, the following events have occurred subsequent to September 30, 2021.
On October 21, 2021, the Company executed a reduction in force that resulted in the termination of approximately 100 employees. The Company will incur severance and employee-related restructuring costs of approximately $4.2 million related to this reduction in force. The Company has now completed its reductions in force under the 2021 Restructuring.
On October 31, 2021, Jed Dean, the Company’s co-founder, stepped down from the Company. Under the terms of the 2014 Plan and 2021 Plan, as applicable, and Dr. Dean's employment agreement all unvested equity awards held by Dr. Dean at the time of his departure were forfeited. As such, Dr. Dean forfeited options to purchase 458,333 shares of common stock that were granted to the Company's founders. All expense incurred prior to the separation date related to unvested options were reversed as of the separation date.

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
Overview
Zymergen partners with Nature to design, develop and commercialize bio-based breakthrough products that can deliver value to customers in a broad range of industries. Our goal is to create new products with a proprietary platform that unlocks the design and manufacturing efficiency of the biological processes with technology’s ability to rapidly iterate and control diverse functions. We call our process biofacturing and we believe it will create better products and materials faster, cheaper and more sustainably than traditional chemistry by engineering microbes to make novel biomolecules that are the key ingredients in those products. Substantially all of our revenue to date has been generated from R&D service contracts and collaboration arrangements aimed at developing, testing and validating our biofacturing platform by providing custom services for use only by the collaboration partner. Over the next few years, we seek to develop and commercialize our products and generate revenue from these products. Our long-term objective is to generate revenue from the sale of numerous breakthrough products across a variety of industries.
Recent Developments
Portfolio Review and Cost Reductions
Since our business update on August 3, 2021, we have made significant progress on our previously announced assessment of our target markets and the fit of the products in our pipeline to those markets (the “Portfolio Review”). We have reviewed our potential market opportunities and the related project portfolio, using a standardized evaluation process applied to current and potential market segments. This included a review of market size, addressable market, competitive profiles, product development cost, cost of goods of the final offering, cost of customer acquisition, time to market, margin profile and development risk. As a result of our Portfolio Review, we have determined to focus on a smaller number of programs that we believe capitalize on our capabilities and provide clear commercial opportunities. To that end, we are discontinuing our electronics film programs, other than ZYM0101, which is partnered with Sumitomo Chemical, because emerging data on the market segment we were targeting with Hyaline and other electronics films indicates a smaller near-term opportunity than previously expected. We are also discontinuing our consumer care programs, including our insect repellent, ZYM0201, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of ZYM0201, it could not be produced and distributed at a price point competitive with incumbent products. As part of our Portfolio Review, two programs in the healthcare market have been promoted, one for development of key enzymes used in vaccine production and a second in drug discovery, and we have also continued to see success with our work in agriculture, particularly with a partnered program for nitrogen fixation. We are still evaluating several programs that are still in early concept stages as part of our Portfolio Review and may determine that additional programs do not meet our criteria for continued development.
We have also made progress on our plan to reduce operating costs since August. We conducted two reductions in force eliminating approximately 220 positions. We are also working to potentially restructure some of our expenses, including lease expenses. We have recorded restructuring costs of $21.2 million in the third quarter of 2021, including $4.1 million in severance and employee-related restructuring costs and an impairment charge of $11.2 million with respect to certain manufacturing equipment. We expect to incur additional restructuring costs of approximately $8.2 million in the fourth quarter of 2021, including $4.5 million in severance and employee-related restructuring costs in connection with our October 2021 reduction in force and $3.3 million in consulting costs. With this downsizing and restructuring we believe that we will have sufficient operating capital to continue to fund our operations to the middle of 2023. With our focus on a smaller number of programs and reduced cost structure and with the benefit of the analyses and evaluations that we have conducted through the Portfolio Review, we are developing our strategic plan through 2024 with clear milestones and goals.
Perceptive Amendment
On October 20, 2021, we entered into Amendment No. 1, Waiver and Consent to Amended and Restated Credit Agreement and Guaranty (the “Amendment”) with Perceptive Credit Holdings II, LP, a Delaware limited partnership, in its capacity as administrative agent for the Lenders (in such capacity, together with its successors and assigns, the “Administrative Agent”) and as the Lenders (the “Lenders”) with respect to the Amended and Restated Credit Agreement and Guaranty, dated as of February 26, 2021 (the “Credit Agreement”). Pursuant to the terms of the Amendment, we and the Administrative Agent have agreed to: (1) shorten the term of the Credit Agreement by moving the final maturity date to June 30, 2022 (the “Maturity Date”), (2) reduce the amount of the prepayment premium that will be due on the Maturity Date from what otherwise would have been payable, (3) eliminate the minimum revenue covenant set forth in the Credit Agreement and (4) increase the minimum liquidity covenant set forth in the Credit Agreement.
As conditions precedent to the effectiveness of the Amendment, among other things, we: (1) paid the Administrative Agent (for the benefit of itself and the Lenders) approximately $41.0 million, representing a $35.0 million principal prepayment plus accrued interest and the applicable prepayment premium under the Credit Agreement and (2) deposited funds equal to the remaining outstanding principal amount of the loans under the Credit Agreement plus interest through the Maturity Date and further prepayment premium into a blocked account controlled by the Administrative Agent, which was released in November 2021 from the blocked account upon the Administrative Agent’s completion of diligence to its reasonable satisfaction regarding our anticipated operating costs and budget through the Maturity Date.
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
We have recently implemented several measures designed to reduce our cost structure with a goal to extend our cash runway. We have incurred, and expect to continue to incur in the near-term, increased non-recurring expenses as a result of our restructuring activities, including consultancy fees and restructuring expenses.
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
Restructuring charges. Our restructuring charges consist primarily of costs associated with employee termination benefits, contract terminations, restructuring-related consulting fees and long-lived asset impairments.
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

Results of Operations for the Three Months Ended September 30, 2021 and 2020
The following table set forth our results of operations for the periods (in thousands):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Revenues from research and development service agreements	$2,947	$2,143	$804	37.5%
Collaboration revenue	1,135	1,065	70	6.6%
Total revenues	4,082	3,208	874	27.2%
Cost and operating expenses:
Cost of service revenue	17,179	21,047	(3,868)	(18.4)%
Research and development	39,073	21,703	17,370	80.0%
Sales and marketing	3,977	4,354	(377)	(8.7)%
General and administrative	17,906	14,410	3,496	24.3%
Restructuring charges	21,193	—	21,193	n.m.
Total cost and operating expenses	99,328	61,514	37,814	61.5%
Operating loss	(95,246)	(58,306)	(36,940)	63.4%
Other income (expense):
Interest income	7	32	(25)	(78.1)%
Interest expense	(2,809)	(2,769)	(40)	1.4%
Gain (loss) on change in fair value of warrant liabilities	—	(477)	477	(100.0)%
Other expense, net	(199)	(292)	93	(31.8)%
Total other expense	(3,001)	(3,506)	505	(14.4)%
Loss before income taxes	(98,247)	(61,812)	(36,435)	58.9%
(Provision for) benefit from income taxes	18	(4)	22	(550.0)%
Net loss	$(98,229)	$(61,816)	$(36,413)	58.9%
—–—–—–—–—–—–
n.m.: Not meaningful
Revenue
Revenue from research and development service agreements increased by $0.8 million, or 38%, for the quarter ended September 30, 2021 compared to the same period of the prior year. This increase was primarily due to the following:
•a $0.5 million increase due to the timing of deliverables under fixed fee contracts;
•a $0.3 million increase compared to the three months ending September 30, 2020 as a result of temporary lab closures in 2020 due to the COVID-19 pandemic, which temporarily limited our ability to deliver R&D services to our customers;
•a $0.3 million increase of additional revenue recognized at a point in time due to contract milestones; and
•a $0.3 million increase from new and acquired contracts
This was offset by:
•a $0.6 million decrease from contracts ending in 2020.
Collaboration revenue increased by $0.1 million, or 7%, for the quarter ended September 30, 2021 compared to the same period of the prior year. This increase was due to the increased research activity under the partnership agreement with Sumitomo Chemical.

Cost of Revenue
Cost of service revenue decreased by $3.9 million, or 18%, for the quarter ended September 30, 2021 compared to the same period of the prior year. This decrease was primarily due to:
•a decrease of $5.1 million in labor cost associated with a shift of resources from performing research and development activities for third parties to performing research and development activities on our own products, as well as a current period reversal of accrued performance bonuses resulting from our conclusion that we will not meet certain 2021 corporate objectives established for payment of performance bonuses, net of the impact of salary increases that went into effect in 2021 to reflect current market trends, and the impact of the acquisition of Lodo Therapeutics, which resulted in an increase in labor costs of approximately $0.2 million; and
•a decrease of approximately $0.5 million in consumables and $0.6 million in depreciation, both due to a shift of resources from performing research and development activities for third parties to performing research and development activities on our own products.
This was offset by:
•an increase of approximately $0.9 million in stock-based compensation, partly due to an increase in the fair value of the shares underlying options with service-based vesting conditions, the vesting of awards under our Employee Stock Purchase Plan (the "ESPP"), the impact of the issuance of options with market-based vesting conditions, and the impact of the RSUs issued in relation to the Lodo Therapeutics acquisition for post-acquisition services;
•an increase in the use of contract research resources of $0.4 million due mainly to the engagement of contract research resources to accelerate a client early stage development project;
•an increase of approximately $0.8 million in allocated rent due to an expansion of our real estate costs, including the addition of a new company headquarters, which is currently under development; and
•an increase of approximately $0.2 million in other expenses due to an increase in insurance expenses.
Operating Expenses
Research and development
Research and development expense increased by $17.4 million, or 80%, in the quarter ended September 30, 2021 compared to the same period of the prior year. The overall increase was primarily due to:
•the increase in resources allocated to our own product development from customer research and development activities, including product development work on Hyaline, our insect repellent, ZYM0201, and other products in our product pipeline prior to our decisions to discontinue Hyaline and our insect repellent, ZYM0201; and
•expenses of approximately $1.7 million incurred after the acquisition of Lodo Therapeutics, primarily relating to personnel and consumables.
This resulted in:
•a $2.7 million net increase in manufacturing and lab consumables and subcontractors, largely attributable to the development of Hyaline and ZYM0201 (insect repellent) products as well as early development spend in other products;
•a $2.7 million increase in labor costs due to an expansion of resources focused on research and development activities (including the Lodo personnel), and the impact of salary increases that went into effect in 2021 to reflect current market trends. This was partially offset by a current period reversal of accrued performance bonuses, resulting from our conclusion that we will not meet certain 2021 corporate objectives established for payment of performance bonuses; and
•a $4.1 million increase in allocated rent due to an expansion of our real estate costs, including the addition of a new company headquarters, which is currently under development.
In addition there was:
•an increase of approximately $3.6 million in stock-based compensation, partly due to the increase in resources allocated to our own product development from customer research and development activities, an increase in the fair value of the shares underlying options with service-based vesting conditions, the vesting of awards under the ESPP, the impact of the issuance of options with market-based vesting conditions, and the impact of the RSUs issued in relation to the Lodo Therapeutics acquisition for post-acquisition services;
•a $2.8 million increase in depreciation attributable to new equipment and leasehold improvements entered into service throughout 2020 and 2021; and

•an increase of approximately $1.5 million in other expenses, of which approximately $0.8 million was due to an increase in insurance expenses and approximately $0.4 million related to product and raw material freight and shipping costs.
Sales and marketing
Sales and marketing expense decreased by $0.4 million, or 9%, in the quarter ended September 30, 2021 compared to the same period of the prior year. This increase was primarily due to:
•a decrease of approximately $1.0 million in labor costs attributable to a current period reversal of accrued performance bonuses, resulting from our conclusion that we will not meet certain 2021 corporate objectives established for payment of performance bonuses. This was partially offset by the impact of salary increases that went into effect in 2021 to reflect current market trends.
This was offset by:
•an increase of approximately $0.3 million in stock-based compensation, partly due an increase in the fair value of the shares underlying options with service-based vesting conditions and the vesting of awards under the ESPP; and
•a $0.2 million increase in allocated rent.
General and administrative
General and administrative expense increased by $3.5 million or 24%, in the quarter ended September 30, 2021 compared to the same period of the prior year. The increase in general and administrative expenses was primarily attributable to the following:
•a $2.4 million increase legal, strategy, investor relations and accounting services, mainly associated with becoming and being a public company, as well as services associated with litigation; and
•an increase of approximately $2.0 million in allocated rent due to an expansion of our real estate costs, including the addition of a new company headquarters, which is currently under development.
This was offset by:
•a decrease of approximately $0.4 million in stock compensation, due to the reversal of expense related to the forfeiture of options with market-based vesting conditions. This was partially offset by an increase in the fair value of the shares underlying options with service-based vesting conditions and the vesting of awards under the ESPP;
•a decrease of approximately $0.3 million in depreciation and software costs; and
•a $0.2 million decrease in labor costs attributable to a current period reversal of accrued performance bonuses, resulting from our conclusion that we will not achieve certain 2021 corporate objectives established for payment of performance bonuses. This was partially offset by an expansion of resources to meet the requirements of being a public company and the impact of salary increases that went into effect in 2021 to reflect current market trends.
Restructuring charges
We recorded restructuring charges of $21.2 million in the quarter ended September 30, 2021 and we did not record any restructuring charges in the corresponding prior year period. The restructuring charges resulted from one-time termination benefits of $4.1 million incurred in connection with our September 2021 reduction in force, contract termination costs in the amount of $3.7 million, long-lived asset impairments of $11.2 million and restructuring-related consulting fees of $2.2 million.
Interest income (expense)
Interest income and interest expense was flat in the quarter ended September 30, 2021 compared to the same period of the prior year.
Gain (loss) on change in fair value of warrant liability
No change in fair value of warrant liability was recorded in the quarter ended September 30, 2021, as all warrants were exercised effective with our initial public offering ("IPO") in April 2021. The loss of $0.5 million in the same period of the prior year was the result of a change in the warrant value influenced by the change in the value of the underlying Series C preferred stock which increased significantly during the third quarter of 2020 with the expectation of Series D fund-raising closing, and hence providing a better runway for the Company to achieve its product goals.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020
The following table set forth our results of operations for the periods (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Revenues from research and development service agreements	$10,440	$4,818	$5,622	116.7%
Collaboration revenue	3,264	2,560	704	27.5%
Total revenues	13,704	7,378	6,326	85.7%
Cost and operating expenses:
Cost of service revenue	60,138	63,721	(3,583)	(5.6)%
Research and development	129,036	60,986	68,050	111.6%
Sales and marketing	18,753	14,477	4,276	29.5%
General and administrative	60,898	44,713	16,185	36.2%
Restructuring charges	21,193	—	21,193	n.m.
Total cost and operating expenses	290,018	183,897	106,121	57.7%
Operating loss	(276,314)	(176,519)	(99,795)	56.5%
Other income (expense):
Interest income	62	451	(389)	(86.3)%
Interest expense	(8,303)	(8,182)	(121)	1.5%
Gain (loss) on change in fair value of warrant liabilities	1,849	(2,093)	3,942	(188.3)%
Other expense, net	(967)	(355)	(612)	172.4%
Total other expense	(7,359)	(10,179)	2,820	(27.7)%
Loss before income taxes	(283,673)	(186,698)	(96,975)	51.9%
(Provision for) benefit from income taxes	26	102	(76)	(74.5)%
Net loss	$(283,647)	$(186,596)	$(97,051)	52.0%
—–—–—–—–—–—–
n.m.: Not meaningful
Revenue
Revenue from research and development service agreements increased by $5.6 million, or 117%, for the nine months ended September 30, 2021 compared to the same period of the prior year. This increase was primarily due to the following:
•a $4.1 million increase from new and acquired contracts, including $1.6 million that was recognized at a point in time and an additional $0.6 million of which was recognized at a point in time for work performed in the fourth quarter of 2020 but recognized in the first quarter of 2021, due to a delay in contract signing until the first quarter of 2021;
•a $2.1 million increase of additional revenue recognized at a point in time due to contract milestones; and
•a $1.2 million increase compared to the nine months ended September 30, 2020 as a result of temporary lab closures in 2020 due to the COVID-19 pandemic, which temporarily limited our ability to deliver R&D services to our customers.
This was offset by:
•a $1.8 million decrease from contracts ending in 2020.
Collaboration revenue increased by $0.7 million, or 28%, for the nine months ended September 30, 2021 compared to the same period of the prior year. This increase was due to the increased research activity under the partnership agreement with Sumitomo Chemical.
Cost of Revenue
Cost of service revenue decreased by $3.6 million, or 6%, in the nine months ended September 30, 2021 compared to the same period of the prior year. This was primarily due to the following:
•a $9.5 million decrease in labor cost associated with a shift of resources from performing research and development activities for third parties to performing research and development activities on our own products, as well as a current period reversal of accrued performance bonuses resulting from our conclusion that we will not meet certain 2021 corporate objectives established for payment of performance bonuses net of the impact of salary increases that went into effect in 2021 to reflect current market trends and the impact of the acquisition of Lodo Therapeutics; and

•a decrease of approximately $0.9 million in depreciation and software costs due to a shift of resources from performing research and development activities for third parties to performing research and development activities on our own products.
This was offset by:
•an increase of approximately $2.4 million in allocated rent due to an expansion of our real estate costs, including the addition of a new company headquarters, which is currently under development;
•an increase of approximately $1.7 million in stock-based compensation, partly due an increase in the fair value of the shares underlying options with service-based vesting conditions, the impact of the issuance of options with market-based vesting conditions, RSUs issued in relation to the Lodo Therapeutics acquisition for post acquisition services and the vesting of awards under the ESPP;
•an increase in the use of contract research resources of $1.4 million due mainly to the engagement of contract research resources to accelerate a client early stage development work;
•an increase of approximately $0.7 million in other expenses, primarily due to an increase in insurance expenses; and
•an increase of approximately $0.6 million in lab consumables, mainly due to the lab shutdown from mid March through mid June of 2020 due to the COVID-19 pandemic.
Operating Expenses
Research and development
Research and development expense increased by $68.1 million, or 112%, in the nine months ended September 30, 2021 compared to the same period of the prior year. The overall increase was primarily due to:
•the increase in resources allocated to our own product development from customer research and development activities, including product development work on Hyaline, our insect repellent, ZYM0201 and other products in our product pipeline prior to our decisions to discontinue Hyaline and our insect repellent, ZYM0201; and
•expenses of approximately $3.1 million incurred after the acquisition of Lodo Therapeutics, primarily relating to personnel and consumables.
This resulted in:
•a $29.8 million increase in manufacturing and lab consumables and subcontractors, largely attributable to the development of Hyaline, ZYM0107 (optical film), ZYM0101 (optical film) and ZYM0201 (insect repellent) products as well as early development spend on other products;
•a $14.9 million increase in labor costs due to an expansion of resources focused on research and development activities (including the Lodo personnel), and the impact of salary increases that went into effect in 2021 to reflect current market trends. This was partially offset by a current period reversal of accrued performance bonuses, resulting from the conclusion that we will not meet certain 2021 corporate objectives established for payment of performance bonuses; and
•a $9.2 million increase in allocated rent due to an expansion of our real estate costs, including the addition of a new company headquarters, which is currently under development.
In addition, there was:
•an increase of approximately $6.1 million in stock-based compensation, partly due to an increase in the fair value of the shares underlying options with service-based vesting conditions, the impact of the issuance of options with market-based vesting conditions, the vesting of awards under the ESPP and the impact of the RSUs issued in relation to the Lodo Therapeutics acquisition for post acquisition services;
•a $5.1 million increase in depreciation attributable to new equipment and leasehold improvements entered into service throughout 2020 and 2021; and
•an increase of approximately $3.0 million in other expenses, of which approximately $1.5 million was due to an increase in insurance expenses.
Sales and marketing
Sales and marketing expense increased by $4.3 million, or 30%, in the nine months ended September 30, 2021 compared to the same period of the prior year. This increase was primarily due to:
•a $3.0 million increase in expense related to subcontractors. This was largely due to an increase in customer and brand marketing activities;
•a $0.7 million increase in allocated rent due to an expansion of our real estate costs, including the addition of a new company headquarters, which is currently under development; and

•an increase of approximately $0.6 million in stock-based compensation, partly due to an increase in the fair value of the shares underlying options with service-based vesting conditions and the vesting of awards under the ESPP.
General and administrative
General and administrative expense increased by $16.2 million or 36%, in the nine months ended September 30, 2021 compared to the same period of the prior year. The increase in general and administrative expenses was primarily attributable to the following:
•a $7.6 million increase in legal, strategy, investor relations and accounting services, mainly associated with becoming and being a public company, as well as services associated with the acquisition of Lodo Therapeutics and on litigation;
•a $4.4 million increase in rent and facilities costs. This was largely driven by an expansion of our real estate costs, including the addition of a new company headquarters, which is currently under development;
•an increase of approximately $2.9 million in stock-based compensation, partly due to an increase in the fair value of the shares underlying options with service-based vesting conditions and the vesting of awards under the ESPP;
•a $2.2 million increase in labor costs due to an expansion of resources to meet the requirements of being a public company and the impact of salary increases that went into effect in 2021 to reflect current market trends. This was partially offset by a current period reversal of accrued performance bonuses, resulting from our conclusion that we will not meet certain 2021 corporate objectives established for payment of performance bonuses and a reduction of allocation of headcount to general and administrative expense as a result of the end of temporary lab closures in 2020 due to the COVID-19 pandemic; and
•an increase of approximately $0.5 million in other expenses, primarily due to an increase in insurance expenses.
This was offset by:
•a decrease of approximately $1.1 million in depreciation and software costs and a decrease of approximately $0.3 million in consumables, this was mainly due to a reduction of allocation of headcount to general and administrative expense as a result of the end of temporary lab closures in 2020 due to the COVID-19 pandemic.
Restructuring charges
We recorded restructuring charges of $21.2 million in the nine months ended September 30, 2021 and did not record any restructuring charges in the corresponding prior year period. The restructuring charges resulted from one-time termination benefits of $4.1 million incurred in connection with our September 2021 reduction in force, contract termination costs in the amount of $3.7 million, long-lived asset impairments of $11.2 million and restructuring-related consulting fees of $2.2 million.
Interest income (expense)
Interest income decreased by $0.4 million, or 86%, in the nine months ended September 30, 2021 compared to the same period of the prior year. This decrease was primarily due to a reduction in the principal balance held in certain money market funds combined with a decrease in overall market interest rates.
Interest expense was flat in the nine months ended September 30, 2021 compared to the same period of the prior year.
Gain (loss) on change in fair value of warrant liability
A gain on change in fair value of warrant liability of $1.8 million was recorded in the nine months ended September 30, 2021, compared to a loss of $2.1 million in the same period of the prior year, a change in the fair value of warrant liability of $3.9 million.
The gain in the fair value of the warrant liability in the nine months ended September 30, 2021, was primarily due to the assumption used in the valuation of the warrants which as of March 31, 2021, used a weighted average derived from a Black-Scholes (BSM) option model with a term consistent with the time to the expected IPO date as of March 31, 2021 based on the expectation that the warrant would be exercised at the IPO (conditioned upon the consummation of a public offering of the Company's common stock on or prior to June 30, 2021) and the value derived from the option pricing model with a term consistent with the remaining term until a future liquidity event, other than the IPO scenario described above. This change in assumption led to a gain on change in fair value of warrant liability of $2.3 million in the quarter ended March 31, 2021. In the subsequent quarter ending June 30, 2021, there was a partial reversal of the gain of $0.4 million when the warrants were exercised in connection with the IPO in April 2021 and were at that time remeasured to their intrinsic value.
Throughout 2020, the warrant value was influenced by the change in the value of the underlying shares of Series C preferred stock which increased significantly during the nine months ending September 30, 2020, with the expectation of Series D closing and hence providing a better runway for the Company to achieve its product goals. The increase in fair value of the warrant liability resulted in a loss of $2.1 million in that period.

Other expense
Other expense increased by $0.6 million in the nine months ended September 30, 2021 compared to the same period of the prior year. This increase was primarily due to an unrealized loss on a currency balance following a strengthening of the U.S. Dollar primarily against the Japanese Yen.
Income Taxes
Income taxes increased by $0.1 million in the nine months ended September 30, 2021 compared to the same period of the prior year, this was due to the impact of the tax credit arising from the enEvolv acquisition in the first quarter of 2020.
Liquidity, Capital Resources and Plan of Operations
From our inception through September 30, 2021 we have incurred significant operating losses and negative cash flows from our operations as we developed our biofacturing platform.
We have not yet generated revenue from product sales (except for nominal revenue related to the sale of samples), do not expect to generate revenue from product sales in 2021 and expect product revenue to be immaterial in 2022. As a result of our Portfolio Review, we have determined to discontinue our electronics film programs, other than ZYM0101, which is partnered with Sumitomo Chemical, because emerging data on the market segment we were targeting with Hyaline and other electronics films indicates a smaller near-term opportunity than previously expected. We are also discontinuing our consumer care programs, including our insect repellent, ZYM0201, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of ZYM0201, it could not be produced and distributed at a price point competitive with incumbent products. We have also been developing a plan to reduce our costs to extend our cash runway, including conducting two reductions in force eliminating approximately 220 positions and working to potentially restructure some of our expenses, including lease expenses. As a result of these activities we believe that we will have sufficient cash to continue to fund our operations to the middle of 2023. We expect we will need additional funds to meet operational needs and capital requirements for product development and commercialization.
To date, we have financed our operations primarily with proceeds from the sale of shares through our initial public offering, the sale of convertible preferred shares, proceeds from debt arrangements and revenue from R&D service and collaboration arrangements. We had unrestricted cash and cash equivalents as of September 30, 2021 of $496.2 million.
Our primary uses of capital are, and we expect will continue to be for the near future, personnel costs, product pipeline development and commercialization costs, platform development costs, laboratory and related supplies, legal, patent and other regulatory expenses and general overhead costs. We may also pursue acquisitions, investments, joint ventures and other strategic transactions.
We expect to need substantial additional funding to pursue our growth strategy and support continuing operations. Until such time as we can generate significant revenue from product sales or other customer arrangements to fund operations, we expect to require additional capital to fund our operations, which may include capital from the issuance of additional equity, debt financings or other capital-raising transactions. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital when needed, we will need to delay, reduce or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans.
On October 20, 2021 we entered into the Amendment. Pursuant to the terms of the Amendment: (i) upon execution, we paid $41.0 million, which included $35.0 million in principal and $6.0 million of accrued interest and the applicable prepayment premium, (ii) we placed $63.0 million into an account at the sole control of the lender that represents the remaining obligations under the credit agreement, including any further prepayment premium, which was released in November 2021 upon the lender's approval of our planned cash usage through final maturity, (iii) eliminated the minimum revenue covenant and increased the minimum liquidity covenant and (iv) modified the final maturity to be June 30, 2022. Upon final maturity the remaining outstanding principal and applicable prepayment premium will be due. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(237,640)	$(161,187)
Net cash used in investing activities	$(26,026)	$(17,046)
Net cash provided by financing activities	$551,564	$102,096
Net Cash Used in Operating Activities
The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.
Net cash used in operating activities for the nine months ended September 30, 2021 of $237.6 million primarily related to our net loss of $283.6 million, adjusted for non-cash charges of $40.7 million and net cash inflows of $5.3 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment, stock-based compensation, impairment of long-lived assets, and gain on fair value change of warrant liability. The main drivers of the changes in operating assets and liabilities were an increase of $18.0 million in deferred rent, largely as a result of the straight-line impact of leases, particularly for the new company headquarters, along with tenant improvement allowances received in the period, and a decrease in net other assets and liabilities of $0.8 million. These changes resulted in a cash inflow and were partially offset by cash outflows resulting from an $8.6 million decrease in accounts payable, accrued expenses and other liabilities, an increase in prepaid expenses of $2.4 million, mainly due to insurance costs related to being a public company, an increase in inventories of $1.2 million, a decrease in deferred revenue of $0.9 million and an increase in accounts receivable (billed and unbilled) of $0.4 million.
Net cash used in operating activities for the nine months ended September 30, 2020 of $161.2 million primarily related to our net loss of $186.6 million, adjusted for non-cash charges of $21.1 million and net cash inflows of $4.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment, stock-based compensation, and loss on fair value change of warrant liability. The main drivers of the changes in operating assets and liabilities were a $3.1 million inflow resulting from an increase in the deferred rent balance resulting from the straight-line impact of leases, a decrease in net other assets and liabilities of $2.7 million, a $0.9 million increase in deferred revenue and a decrease of $0.8 million in accounts receivable (billed and unbilled) resulting primarily from timing differences in customer billings and cash receipts. These changes resulted in a cash inflow and were partially offset by cash outflows resulting from a $2.1 million decrease in accounts payable, accrued expenses and other liabilities resulting primarily from a pay down of vendor balances; an increase in inventories of $0.7 million and a $0.4 million increase in prepaid expenses.
Net Cash Used in Investing Activities
Net cash used in investing activities was $26.0 million for the nine months ended September 30, 2021 related to the purchase of property and equipment, of which a substantial majority related to purchases of laboratory equipment and facilities improvements, and the acquisition of Lodo Therapeutics.
Net cash used in investing activities was $17.0 million for nine months ended September 30, 2020 related to the purchase of property and equipment, of which a substantial majority related to purchases of laboratory equipment and facilities improvements.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $551.6 million for nine months ended September 30, 2021, which consisted primarily of $529.9 million in net proceeds from the initial public offering, $15.0 million from the exercise of Series C warrants, $4.7 million from the exercise of common stock options and $1.9 million in proceeds from the repayment of non-recourse loans.
Net cash provided by financing activities was $102.1 million for the nine months ended September 30, 2020, which consists primarily of $99.9 million in net proceeds from the Series D preferred stock offering and $2.2 million from the exercise of common stock options.

Off Balance Sheet Arrangements
As of September 30, 2021 and 2020, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off balance sheet arrangements or other purposes.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our acting Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation and supervision of our acting Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our acting Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. An evaluation was also performed under the supervision and with the participation of our management, including our acting Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are currently in and may, from time to time, become involved in legal proceedings arising in the ordinary course of our business. For example, on August 4, 2021, we, certain of our current and former officers and directors, and the underwriters of our IPO were named as defendants in a putative securities class action filed on behalf of purchasers of our common stock pursuant to or traceable to the registration statement for our IPO. The action is pending in the United States District Court for the Northern District of California, and is captioned Shankar v. Zymergen Inc. et al., Case No. 3:21-cv-06028-JCS. The action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, in connection with our IPO, and seeks damages in an unspecified amount, attorneys’ fees, and other remedies. We intend to defend vigorously against such allegations.
On November 9, 2021, one of our purported shareholders filed a putative derivative lawsuit in the United States District Court for the Northern District of California that is captioned Mellor v. Hoffman, et al., Case No. 4:21-cv-08723. The complaint names certain of our current and former officers and directors and the Company as nominal defendants based on allegations substantially similar to those in the securities class action. The complaint purports to assert claims on the Company’s behalf for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and contribution under the federal securities laws and seeks corporate reforms, unspecified damages and restitution, and fees and costs.
In addition, certain government agencies, including the Securities and Exchange Commission ("SEC"), have requested information related to our August 3, 2021 disclosure. The Company is cooperating fully.
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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. These risks include, but are not limited to, the following:
•We may not be able to successfully commercialize or generate revenue from our products.
•We are developing our new strategic plan and may not be able to successfully execute it.
•Our efforts to reduce our operating costs and extend our cash runway may not be successful.
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
•Our restructuring activities have resulted in impairment and other charges, which may adversely affect our financial condition and results of operations.
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
•We may launch products with a non-fermentation produced molecule and, if we are not successful in our efforts to convert to a fermentation-produced version of our product, our products may not be commercially successful.
•The success of our business relies heavily on the performance of our products and developing new products at lower costs and faster development timelines.
•We do not have our own commercial scale manufacturing capability, and any disruptions or interruptions in our biofacturing capacity may prevent us from launching products or producing current and future products at necessary volumes to meet commercial demand, which may result in loss of customers or lost revenue opportunities.
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
•We are involved in securities litigation and other related matters that are expensive and time-consuming. Such litigation and other related matters could harm our business.
•Governmental trade controls, including export and import controls, sanctions, customs requirements, regulatory requirements and related regimes, could subject us to liability or loss of contracting privileges or limit our ability to compete in certain markets.
Risks Related to Our Business
We may not be able to successfully commercialize or generate revenue from our products.
We have not yet generated revenue from product sales (except for nominal revenue related to the sale of samples), do not expect to generate revenue from product sales in 2021 and expect product revenue to be immaterial in 2022. We have been conducting an assessment of our target markets and the fit of the products in our pipeline to those markets (the "Portfolio Review"). As a result of our Portfolio Review, we have determined to focus on a smaller number of programs that we believe capitalize on our capabilities and provide clear commercial opportunities. As a result, we are discontinuing our electronics film programs, other than ZYM0101, which is partnered with Sumitomo Chemical, because emerging data on the market segment we were targeting with Hyaline and other electronics films indicates a smaller near-term opportunity than previously expected. We are also discontinuing our consumer care programs, including our insect repellent, ZYM0201, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of ZYM0201, it could not be produced and distributed at a price point competitive with incumbent products. As part of our Portfolio Review, two programs in the healthcare market have been promoted, one for development of key enzymes used in vaccine production and a second in drug discovery, and we have also continued to see success with our work in agriculture, particularly with a partnered program for nitrogen fixation. We are still evaluating several programs that are still in early concept stages as part of our Portfolio Review and may determine that additional programs do not meet our criteria for continued development. We do not currently know which, if any, of our products will be successfully commercialized, we do not have a firm pipeline of customers or visibility on commitments, and our prospects for sales of our products are highly uncertain. In addition, if we are unable to commercialize or generate revenue from the products in our focus areas, we may be unable to identify or develop suitable alternative product candidates in a timely manner or at all. If we are unable to successfully commercialize or generate revenue from product sales, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations would be materially and adversely affected and the value of our common stock could decline.
We are developing our new strategic plan and may not be able to successfully execute it.
With the benefit of the analyses and evaluations that we have conducted through the Portfolio Review, we are developing our new strategic plan with clear milestones and goals. As a result of our Portfolio Review, we have determined to focus on a smaller number of programs and to discontinue some of our programs, including our electronics film programs, except ZYM0101, which is partnered with Sumitomo Chemical, and our consumer care programs, including our insect repellent program, ZYM0201. As part of our Portfolio Review, two programs in the healthcare market have been promoted, one for development of key enzymes used in vaccine production and a second in drug discovery, and we have also continued to see success with our work in agriculture, particularly with a partnered program for nitrogen fixation. We are still evaluating several programs that are still in early concept stages as part of our Portfolio Review and may determine that additional programs do not meet our criteria for continued development. Some or all of the programs on which we are focused could fail to produce commercially viable products on the timelines that we anticipate or at all. After developing our new strategic plan, we may determine that the commercial opportunities we target are smaller than we anticipate or otherwise determine to modify our strategic plan. Further, reducing the number of programs that we are pursuing also reduces the number of opportunities available to us. The success of our narrowed focus and, once developed, our new strategic plan will depend on our ability to identify and execute on commercial opportunities for our products in our focus areas. If we are unable to successfully execute our strategy, our business, financial condition and results of operations may be materially and adversely affected.
Our efforts to reduce our operating costs and extend our cash runway may not be successful.
We recently implemented several cost reduction measures, including reductions in force in September and October 2021 that have resulted in the elimination of approximately 220 positions and discontinuing a number of programs. We believe that following these measures we will have sufficient capital to support our operations to the middle of 2023, but our estimates of our future costs and the resources required to support our operations may prove incorrect, and we may be unable to support our operations for such period. In addition, our recent reductions in force, and any future reductions in force or other cost-cutting measures, could adversely affect our ability to attract and retain employees, which could require us to expend more resources on employee attraction and retention than we currently anticipate. Even if our efforts to reduce our operating costs are successful, our resources may not be sufficient to support our current research, development or commercialization efforts to success, and we may have insufficient resources to invest in research, development or commercialization of otherwise promising future programs or activities, either of which could be detrimental to the success of our programs or our strategy and our ability to commercialize and generate revenue from our products. Any inability to support our operations could also require us to raise additional capital. See the risk factor titled “—We may be unable to satisfactorily fund our working capital requirements and raising additional capital may cause dilution to our stockholders or restrict our operations.” If we do not have sufficient funds to support our programs, then our programs, business, financial condition and results of operations may be materially and adversely affected.
In addition, our customers, vendors and partners may consider our credit profile when considering whether to contract with us or negotiating or renegotiating contract terms, and certain third parties have issued negative reports regarding our business and financial risk. If our existing or potential customers, vendors or partners develop a negative perception of our short- or long-term financial prospects, including as a result of third-party reports, such parties may decide not to do business with us or change the terms on which they do business with us, which could limit our ability to develop products and generate revenue, require us to find alternate vendors, customers or partners, or limit the availability of credit from vendors and increase our costs. Any of these consequences could have a material adverse effect on our business, prospects, results of operations, financial condition, and efforts to reduce our operating costs and extend our cash runway.
We have a history of operating losses and we do not expect to be profitable for the foreseeable future.
We have incurred significant operating losses in each period since our inception. Our operating losses reflect the substantial investments we made to develop our biofacturing platform and to work on the development of our products. We incurred net losses of $98.2 million and $61.8 million for the three months ended September 30, 2021 and 2020, and $283.6 million and $186.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $1,057.4 million. We have not yet generated revenue from product sales (except for nominal revenue related to the sale of samples), do not expect to generate revenue from product sales in 2021 and expect product revenue to be immaterial in 2022. We expect our losses to continue for the foreseeable future as we continue to invest significant additional funds toward ongoing R&D as we develop new products. We have recently implemented several cost reductions measures, but have incurred, and expect to continue to incur, increased operating costs in the short-term given the external consultants that we have engaged to assist with our Portfolio Review and development of our new strategic plan and one-time restructuring costs. Further, our limited operating history makes it difficult to effectively plan for and model future growth, revenue and operating expenses. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including whether or when we achieve market acceptance of our products, product and biofacturing platform development, our ability to develop and commercialize new products, our ability to scale our manufacturing capacity, our ability to manufacture products with a fermentation-produced biomolecule and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability or it may take longer than we anticipate. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
We have a limited operating history, which has made it and may continue to make it difficult to evaluate the prospects for our future viability and predict our future performance.
As a business with a limited operating history, we have encountered unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. For example, as a result of our Portfolio Review, we are discontinuing our electronics film programs, other than ZYM0101, which is partnered with Sumitomo Chemical, because emerging data on the market segment we were targeting with Hyaline and other electronics films indicates a smaller near-term opportunity than previously expected. We are also discontinuing our consumer care programs, including our insect repellent, ZYM0201, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of ZYM0201, it could not be produced and distributed at a price point competitive with incumbent products.
Our long-term objective is to generate revenue from the sale of numerous breakthrough products across a variety of industries. We expect that there will be variability between individual products with respect to the timelines and costs for launching a product, which may be greater where regulatory requirements lead to longer timelines, which could apply to certain of our products. In addition, with respect to some of our pipeline products, we expect to generate revenue only after customers have completed all aspects of their qualification processes for those products and have decided to place orders for such products, which is typically done on a purchase order basis, rather than under long-term contractual commitments.
Substantially all of our revenue to date has been generated from R&D service contracts and collaboration arrangements aimed at developing, testing and validating our biofacturing platform by providing custom services for use only by the collaboration partner. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have not yet achieved market acceptance for our products, generated revenue from product sales (except for nominal revenue related to the sale of samples), produced our products at scale, scaled our manufacturing capabilities to meet potential demand at a reasonable cost, established a sales model or conducted sales and marketing activities necessary for successful product commercialization. Predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing, commercializing and generating revenue from products.
We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries, such as our recent determination to discontinue our electronics film programs, other than ZYM0101, which is partnered with Sumitomo Chemical, and our consumer care programs, including our insect repellent, ZYM0201. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected.
The market, including customers and potential investors, may be skeptical of the viability and benefits of our pipeline products because they are based on a relatively novel and complex technology and we may encounter challenges to align the fit of the products in our pipeline to the relevant market.
The market, including customers and potential investors, may be skeptical of the viability and benefits of our pipeline products because they are based on a relatively novel and complex technology. There can be no assurance that, once we launch them, our products will be understood, approved, or accepted by customers, regulators and potential investors or that we will be able to sell our products profitably at competitive prices and with features sufficient to establish demand. In addition, in order for novel materials to get designed into new products, dialogue across the relevant supply chain is needed. While the ultimate customers for our products may only be specific parts of the relevant value chain, relationships with all parts of the chain are important in order to gain visibility into market trends and feature and specification requirements, and in order to get designed into the end products. If we are unable to convince these potential customers, including the consumers or businesses who purchase end-products containing our products, of the utility and value of our products or the end products in which they are incorporated or that our products are superior to the products they currently use, we will not be successful in entering these markets and our business and results of operations will be adversely affected. If potential investors are skeptical of the success of our pipeline products, our ability to raise capital and the value of our stock may be adversely affected.
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
On August 3, we announced that Josh Hoffman, our former Chief Executive Officer, stepped down, and we appointed Jay Flatley as Acting Chief Executive Officer. Our Board of Directors will commence a search process to identify a permanent Chief Executive Officer. We also recently reduced our workforce by approximately 220 positions and have experienced higher levels of voluntary attrition in recent months. In addition, our recent reductions in force, and any future reductions in force or other cost-cutting measures, could adversely affect employee morale and further increase voluntary attrition or increase the difficulty of attracting qualified personnel. During this period of management transition and uncertainty, we have experienced, and may experience in the future, diversion of management attention from business concerns, failure to retain other key personnel and loss of institutional knowledge. Additionally, if the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain key employees. If we are unable to successfully identify and attract adequate candidates for the permanent Chief Executive Officer vacancy or any other key vacancies that occur in a timely manner, we could experience harm to our business, growth, financial conditions, results of operations and cash flows.
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
We concentrate our R&D efforts on a select number of pipeline products that we believe are both technically feasible and present a market opportunity. The typical development cycle of new pipeline products can be lengthy and may require new scientific discoveries or advancements and the development and engineering of complex technology, including improvements or modifications to our biofacturing platform. Some of our products may also be subject to customer qualification processes, which may increase our costs and extend our timelines, and we may encounter unforeseen difficulties as we develop and commercialize our products. As we ramp the sale of new products, we expect to initially experience negative product gross margins. Material manufacturing process changes could also result in reduced or possibly negative margins. We expect our cost of product revenue to increase over time in absolute dollars, and our gross margins will vary based on the volume and mix of products sold. We expect the timing for achieving positive gross margins for any product will depend on the pace at which we achieve commercial scale for that product, which could take significant time from when we begin generating revenue from such product or may not occur at all. We may not achieve the product gross margins that we anticipate.
Further, the variety of our products and different industries as well as pricing pressures and other factors may lead to challenges in scaling production across our product portfolio as well as adapting our biofacturing platform to solve different development problems arising in the development processes. We also may depend on third parties for the supply of key inputs and various components and for manufacturing capacity, making our ability to develop new pipeline products complex and subject to risks and uncertainties regarding commercial feasibility, timing and satisfactory technical performance of pipeline products. For example, as a result of the COVID-19 pandemic, the inability to travel delayed the establishment of our Hyaline manufacturing capacity and delayed the process of selecting and vetting contract manufacturing organizations ("CMOs") for our insect repellent product, ZYM0201, and we experienced delays at our U.S. CMO site for Hyaline and at a key supplier of a raw material for Hyaline and ZYM0107, one of our optical film products. If we experience additional problems or delays in developing our pipeline products, we may be subject to further unanticipated costs, including the loss of customers or potential customers. Additionally, even after the incurrence of significant costs to develop a product, we may not be able to solve development problems or develop a commercially viable product at all. For example, we launched our first product, Hyaline, in December 2020, but as a result of our Portfolio Review recently determined to discontinue our electronics film programs, other than ZYM0101, which is partnered with Sumitomo Chemical, because emerging data on the market segment we were targeting with Hyaline and other electronics films indicates a smaller near-term opportunity than previously expected. We are also discontinuing our consumer care programs, including our insect repellent, ZYM0201, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of ZYM0201, it could not be produced and distributed at a price point competitive with incumbent products. If we do not achieve the required technical specifications or successfully manage our new product development processes, or if development work is not performed according to schedule, then our revenue growth from new pipeline products may be prevented or delayed, and our business and operating results may be harmed.
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
In December 2019, we entered into a credit and guaranty agreement with Perceptive Credit Holdings II, LP and PCOF EQ AIV II, LP (the “Perceptive Credit Agreement”), which was amended and restated in February 2021 and further amended in October 2021 (the "Oct. 2021 Amendment"), pursuant to which the secured lender agreed to provide us with a $100 million credit facility. As of September 30, 2021, our debt under this credit facility totaled $85 million in principal amount outstanding, which was subsequently reduced to $50 million following a $41 million payment made in connection with the execution of the Oct. 2021 Amendment. During the course of 2020 and into 2021, we sought and obtained various default waivers and amendments under this agreement due to our inability, or anticipated inability, to comply with certain of our covenants relating to the treatment of our acquisitions as permitted transactions under the terms of the Perceptive Credit Agreement, the achievement of quarterly revenue milestones, the timing for consummation of specified debt or equity transactions and the timing for delivery of audited financials for the year ending December 31, 2019. As a result of the amendments and waivers to the Perceptive Credit Agreement, we regained compliance with the applicable covenants under the agreement. The Oct. 2021 Amendment shortened the term of the loan by moving the final maturity date to June 2022. Pursuant to the terms of the Oct. 2021 Amendment we also deposited funds equal to the remaining outstanding principal amount of the loans under the Credit Agreement plus interest through the maturity date and further prepayment premium into a blocked account controlled by the administrative agent, which was released in November 2021 upon the administrative agent’s completion of diligence to its reasonable satisfaction regarding our anticipated operating costs and budget through the maturity date. We will be required to utilize cash that would otherwise be available to support our operations to repay this indebtedness when it becomes due.
In addition, in association with the secured debt, we have granted liens on substantially all of our assets, including our intellectual property, as collateral, and have agreed to significant covenants, including covenants that require us to maintain minimum liquidity and covenants that materially limit our ability to take certain actions, including our ability to pay dividends, make certain investments and other payments, incur additional indebtedness, undertake certain mergers and consolidations, encumber and dispose of assets and customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgements and insolvency. For example, the Perceptive Credit Agreement contains restrictions on our ability to purchase or dispose of assets and has other affirmative and negative covenants that impact how we run our business. A failure to comply with the covenants and other provisions of the Perceptive Credit Agreement, including any failure to make a payment when required, would generally result in events of default under such instruments. Although we have obtained waivers from the lender of certain defaults in 2020 and 2021, there can be no assurance that the lender would be willing to grant such waivers in the future. The Perceptive Credit Agreement also provides that a material adverse change constitutes an event of default. The occurrence of any default would cause the interest rate to increase during the period of such default and could permit acceleration of such indebtedness with a prepayment premium. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business, which could also reduce our ability to support our operations.
If we are at any time unable to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness, or obtain additional financing. There can be no assurance that we would be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us, if at all. Any debt financing that is available could cause us to incur substantial costs and subject us to covenants that significantly restrict our ability to conduct our business. If we seek to complete additional equity financings, the interests of existing equity holders may be diluted.
If we are unable to make payment on our secured debt instruments when due, our secured lender may foreclose on and sell the assets securing such indebtedness, which includes substantially all of our property (including our intellectual property), to satisfy our payment obligations, which could prevent us from accessing those assets for our business and conducting our business as planned. Our business, financial condition, prospects and results of operations could be materially adversely affected as a result of any of these events.
Our restructuring activities have resulted in impairment and other charges, which may adversely affect our financial condition and results of operations.
Our restructuring activities have resulted in the impairment of certain manufacturing equipment and may result in impairment of additional assets in the future. Impairment may result from, among other things, decisions to discontinue a program or dispose of assets, deterioration in our stock price or adverse market conditions. For example, in connection with our decision to discontinue our electronics film programs, other than ZYM0101, which is partnered with Sumitomo Chemical, we determined that certain assets used solely for our electronics film program were impaired and recorded a non-cash impairment charge of $11.2 million related to that equipment during the three months ended September 30, 2021. In addition, we incurred $4.1 million in severance and employee-related restructuring charges, $3.7 million of contract termination costs and $2.2 million in consulting fees in the three months ended September 30, 2021 related to our restructuring activities. We may incur further restructuring charges or impairment charges with respect to restructuring activities that we expect to complete through the first quarter of 2022. Determining whether an impairment exists and the amount of the impairment involves quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events or new information may change management’s valuation of assets in a short amount of time. The timing and amount of impairment charges recorded in our consolidated statements of operations and write-downs recorded in our consolidated balance sheets could vary if management’s conclusions change. Any impairment of assets, which will result in non-cash charges against earnings, or other restructuring costs that we incur could have a material adverse effect on our financial condition and results of operations.
We may not be successful in our efforts to use our proprietary biofacturing platform to build a pipeline of products.
A key element of our strategy is to build a pipeline of products through our biofacturing platform and develop those pipeline products into commercially viable products faster and cheaper than traditional materials. Although our R&D efforts to date have resulted in potential pipeline products, we have not yet successfully commercialized a product. We may not be able to continue to identify and develop additional pipeline products through the use of our biofacturing platform.
Even if we are successful in continuing to build our product pipeline through the use of our biofacturing platform, not all potential pipeline products we identify will be suitable for development and use in commercial products. For example, as a result of our Portfolio Review, we are discontinuing our electronics film programs, other than ZYM0101, which is partnered with Sumitomo Chemical, because emerging data on the market segment we were targeting with Hyaline and other electronics films indicates a smaller near-term opportunity than previously expected. We are also discontinuing our consumer care programs, including our insect repellent, ZYM0201, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of ZYM0201, it could not be produced and distributed at a price point competitive with incumbent products.
In addition, machine learning and automation, generally, remain in the early stages of development. Although we expect machine learning and automation to improve over time, the operation of our biofacturing platform will continue to require significant human interaction, which introduces risks of error and requires us to recruit and retain highly skilled employees, which is more challenging in a competitive market and particularly in light of our recent workforce reductions and higher levels of attrition. Identifying and developing commercially viable pipeline products may require us to make continued advancements in our biofacturing platform to lower costs, reduce development time, better align our products with industry trends or customer demands or otherwise more quickly identify pipeline products. Our ability to advance our biofacturing platform may be adversely impacted if our efforts to reduce our operating costs result in insufficient resources to support research and development in this area. See the risk factors titled “—Even if we are successful in expanding our biofacturing platform, rapidly changing technology and extensive competition in the synthetic biotech and petrochemical industries could make the products we are developing and producing obsolete or non-competitive unless we continue to develop and manufacture new and improved products and pursue new market opportunities” and “—Our efforts to reduce our operating costs may not be successful.” If we are unable to use our biofacturing platform to successfully identify and develop pipeline products, our business, results of operations and financial condition may be adversely and materially affected.
Even if we are successful in expanding our biofacturing platform, rapidly changing technology and extensive competition in the synthetic biotech and petrochemical industries could make the products we are developing and producing obsolete or non-competitive unless we continue to develop and manufacture new and improved products and pursue new market opportunities.
The synthetic biotech and, to a lesser extent, the petrochemical industries, are characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry demands and standards. Our future success will depend on our ability to develop and launch new products that address the evolving needs of our customers on a timely and cost-effective basis, to continually improve the products we are developing and producing and to pursue new market opportunities that develop as a result of technological and scientific advances. Due to the significant lead time involved in launching a new product, we are required to make a number of assumptions and estimates regarding the commercial feasibility of a new product, including assumptions and estimates regarding the size of an emerging product category and demand for those products, our ability to penetrate that emerging product category, customer adoption of a downstream product, the existence or non-existence of products being simultaneously developed by competitors, potential market penetration and obsolescence. As a result, it is possible that we may introduce a new product that has been displaced by the time of launch, addresses a market that no longer exists or is smaller than previously thought, that end-consumers do not like or otherwise is not competitive at the time of launch, in each case after the incurrence of significant costs to develop such product. For example, as a result of our Portfolio Review, we are discontinuing our electronics film programs, other than ZYM0101, which is partnered with Sumitomo Chemical, because emerging data on the market segment we were targeting with Hyaline and other electronics films indicates a smaller near-term opportunity than previously expected. We are also discontinuing our consumer care programs, including our insect repellent, ZYM0201, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of ZYM0201, it could not be produced and distributed at a price point competitive with incumbent products. Any extended product qualification process and other delays in the timelines for launching our products may exacerbate these risks. The ultimate success of our products, even if successful in meeting the technical needs of our customers, may be dependent on the success of our customers within that market which, in each case, may not reach the size anticipated by us or may be replaced by another emerging product category.
There is extensive competition in the synthetic biotech and, to a lesser extent, the petrochemical industries, and our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological development by others may result in our technologies, as well as products developed using our technologies, becoming obsolete. Our ability to compete successfully will depend on our ability to develop proprietary technologies and products that are technologically superior to, otherwise differentiated from, and/or less expensive than our competitors’ technologies and products. Our competitors may be able to develop competing and/or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time due to greater human and financial resources, longer operating histories, track records for product development and existing market share. If we are unable to successfully develop and manufacture new and improved products and successfully commercialize our products at scale, our business and results of operations will be adversely impacted.
The success of our business relies heavily on the performance of our products and developing new products at lower costs and faster development timelines.
To date our revenue has primarily been derived from relationships with partners where we seek to test and validate the ability of our biofacturing platform to improve or optimize our clients’ products through biofacturing. However, the success of our business will depend on our ability to successfully execute and maintain a sustainable business model and generate continuous streams of revenue through the sale of our products across industries. Our current business model is premised on innovating and producing new products rapidly and at lower costs than traditional methods and achieving results that may only be obtained through leveraging biology. While we may launch bio-based versions of existing products or existing molecules that are too expensive to utilize in products today, biofacturing of previously unavailable, superior molecules and materials is key to our plans for long-term success. If we are unable to successfully transition into becoming a biofacturer of new products and create novel products at lower costs and on accelerated development timelines, our business and results of operations will be adversely affected.
We may launch products with a non-fermentation produced molecule and, if we are not successful in our efforts to convert to a fermentation-produced version of our product, our products may not be commercially successful.
During the design phase of our development cycle, we identify molecules from biology that we believe have the potential to add value to products and evaluate potential means of sourcing such molecules, including through fermentation. In some cases, we may initially launch products using molecules that we have identified during the design phase but which are first produced with traditional, non-fermentation based methods. We may use this approach for a variety of reasons, including, as was the case with Hyaline, when use of non-fermentation produced molecules and/or molecules sourced from third parties allows for faster commercial launch, even if the cost of production or sourcing of these molecules is more expensive than can be achieved with fermentation-based production.
While the use of a non-fermentation produced molecule can accelerate product launch, it may result in consumer confusion or misperceptions about the characteristics or differentiation of our products. Launching fermentation-produced products or products with fermentation-produced components or ingredients is a key element of our strategy for lowering manufacturing costs and launching products desirable to our customers more quickly. If we do not successfully develop fermentation-produced versions of our products that lower the costs of manufacturing, we may not be able to achieve anticipated product margins in future periods and may lose our anticipated competitive advantage, each of which could have an adverse result on our business, results of operations and financial condition.

We do not have our own commercial scale manufacturing capability, and any disruptions or interruptions in our biofacturing capacity may prevent us from launching products or producing products at necessary volumes to meet commercial demand, which may result in loss of customers or lost revenue opportunities.
We do not have our own commercial scale manufacturing capability. If we are unable to establish or maintain adequate biofacturing capacity, we may not have sufficient supply of our products to satisfy demand from our customers, which may result in loss of customers and lost revenue opportunities. If our CMOs are unable to meet our future demand or do so at a reasonable cost or in a timely fashion, we may be required to identify a suitable replacement CMO, which is a burdensome and time-consuming process that could take significant time and requires us to become satisfied with their quality control, responsiveness and service, financial stability, security and labor and other ethical practices. Even if we are able to identify an alternative CMO, we may encounter delays in product development, production and added costs as a result of the time it takes to train a new CMO in our methods, products and quality control standards. Any future CMO agreements that we enter with CMOs could require us to agree to terms that may increase our costs and reduce our margins, or result in delays as we ramp up new manufacturing capabilities.
Process development is a key component of product R&D to enable the biofacturing of products at scale. If we cannot attract, develop and retain product leaders and process engineers with the necessary expertise to drive process development of our manufacturing for our pipeline of products, we will be unable to achieve commercially viable volumes of our pipeline products to meet customer demand. Further, we will need the biofacturing ecosystem to continue its emergence as we launch production at commercial scale, a process we have not yet undergone. If we encounter difficulties in accessing pilot plant facilities with the required downstream processing equipment to enable our process development, we may face delays in our time-to-market and increased R&D costs relative to our targets. If the biofacturing ecosystem and overall capacity does not grow enough to provide the volumes we need to satisfy anticipated commercial needs, we may face delays in scaling our production of bioproducts which could cause delays, increase costs in scaling manufacture of our bioproducts, and negatively impact our financial position.
Any adverse developments affecting manufacturing of our pipeline products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our pipeline products or enforcement actions by regulatory authorities. We may also have to take inventory write-offs and incur other charges and expenses for our pipeline products that fail to meet specifications or undertake costly remediation efforts. Accordingly, failures, difficulties or delays faced at any level of our manufacturing capabilities could adversely affect our business and delay or impede the development and commercialization of any of our pipeline products and could have an adverse effect on our business, financial condition, results of operations and prospects.
The manufacture of our products is complex and we may be unable to secure necessary talent to establish and scale our manufacturing and supply chain to the extent necessary to make a profit or sustain and grow our current business.
The manufacture of our products is complex and to commercialize our products requires significant expertise in a variety of specialties and capital investment, including the development of advanced manufacturing techniques and process controls. We are targeting market opportunities in a wide variety of industries. Given the wide range of products we are developing and the even greater range of products we expect to develop in the future, biofacturing processes, including the necessary equipment for biofacturing, for one product may not be translatable to other products and, therefore, we may need to identify and recruit additional internal talent to develop products and coordinate manufacturing techniques and process controls required for the variety of pipeline products in the various industries we are targeting. We may also require multiple facilities and partners in order to commercialize various products and to meet the volumes we need to satisfy our anticipated commercial needs. For example, our electronics films have been manufactured in different facilities than our agriculture pipeline products and require completely separate supply chains and manufacturing facilities. If we are unable to successfully establish adequate manufacturing capacity for all of our pipeline products, we may not have the capacity required to meet our commercial needs. See the risk factor titled “—We do not have our own commercial scale manufacturing capability and any disruptions or interruptions in our biofacturing capacity, may prevent us from launching products or producing current and future products at necessary volumes to meet commercial demand, which may result in lost revenue opportunities.”
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

A deterioration of our relationship with any of our suppliers, or problems experienced by these suppliers, could lead to shortages in our production capacity for the development or biofacture of some or all of our products. Therefore, we may not be able to cost-effectively develop new products or fulfil the demand of existing customers or supply new customers. In addition, as we grow, our existing suppliers may not be able to meet our increasing demand, and we may need to find additional suppliers. In some cases, we purchase non-commodity or specially prepared consumables, materials or services, and obtaining such consumables, materials and services requires lead time. We may not be able to secure suppliers who provide materials at, or services to, the specification, quantity and quality levels that we demand (or at all) or be able to negotiate acceptable fees and terms of services with any such suppliers. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability, security and labor and other ethical practices. Even if we are able to expand existing sources, we may encounter delays in product development and production and added costs as a result of the time it takes to train new suppliers in our methods, products and quality control standards. If any of the above events occur, our operations and results of operations may be adversely affected.
We cannot assure you that any instability or other issues relating to the manufacture of any of our products or pipeline products will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. For example, the COVID-19 pandemic has caused substantial disruption in global supply chains. We have experienced shortages in some of our key supplies, including materials required in our labs. Any future impact of the COVID-19 pandemic, including with respect to the spread of additional COVID-19 variants, on our ability to procure sufficient supplies for the development of our pipeline products will depend on the duration of the pandemic and the mitigation actions undertaken to contain COVID-19 or treat its effects.
For the quarter ended September 30, 2021, our cost of disposable lab equipment, raw materials and synthetic biology materials and services accounted for a significant portion of our total cost of revenue. In the event of significant price increases by suppliers, we may have to pass the increased costs to our customers. However, we may not be able to raise the prices of our products sufficiently to cover increased costs resulting from increases in the cost of our materials and services, overcome the interruption of a sufficient supply of materials or services for our pipeline products or products, or adequately reduce supplier costs. As a result, materials and services costs, including any price increase for our materials and services may negatively impact our business, financial condition and results of operations.
We depend on a limited number of suppliers for critical components of development and manufacturing of our pipeline products. The loss of any one or more of these suppliers, or their failure to supply us with the necessary components on a timely basis, could cause delays in our production capacity and adversely affect our business.
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
Changes to our business focus and organization may place significant demands on our management and our infrastructure.
As a result of our Portfolio Review, we have determined to focus on a smaller number of programs that we believe capitalize on our capabilities and provide clear commercial opportunities. Our management team has also been focused on our plan to reduce our operating costs and is developing a strategic plan through 2024 with clear milestones and goals. These changes and our diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. For example, our Portfolio Review and cost reduction activities, among other activities, have placed and will continue to place significant demands on our management team. Managing these changes has required, and will continue to require, significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it changes, our business, financial condition and results of operations would be adversely impacted.
We are subject to risks related to our reliance on collaboration arrangements to fund development and commercialization of certain of our pipeline products, and our financial results may be adversely impacted if such collaborations do not lead to the commercialization of products.
Substantially all of our revenue to date has been generated from R&D service contracts and collaboration arrangements. Over the next several years, our goal is to commercialize our products, and we expect revenue from R&D and collaboration arrangements to represent a smaller component of our total revenue. However, in the near term, we expect to continue generating revenue from R&D service agreements and collaborations and may in fact pursue additional arrangements with new or existing partners as we seek to enter new industry verticals. For example, we have entered into a collaboration agreement with Sumitomo Chemical which has led to the development of some of our electronics films, including ZYM0101. Collaborations with strategic partners are necessary to successfully commercialize our existing and future products. The terms of our collaboration agreements typically include one or more of the following: joint ownership of the new intellectual property, assignment of the new intellectual property to either us or the collaborator, either exclusive or non-exclusive licenses to the new intellectual property to us or the collaborator and other restrictions on our sole use of developments, such as non-competes and rights of first refusal. Our collaboration agreements also typically include one or more of the following: payments for the R&D services to be performed, milestone payments to be received upon the achievement of the milestone events defined in the agreements, revenue-sharing and royalty payments upon the commercialization of the molecules in which we share in the customer’s profits.
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

Many factors may impact the success of such collaborations, including our ability to perform our obligations, our collaborators’ satisfaction with our products and services, our collaborators’ participation and interest in supporting commercialization of products, and exposure to the risks of our collaborators. Like us, many of our collaborators are exposed to a number of risks, any of which could impact their ability to fulfil their obligations under our collaboration agreements, which in turn would adversely impact our ability to derive the anticipated benefits from these collaboration agreements. In addition, most of these agreements do not affirmatively obligate the other party to purchase specific quantities of any products or require funding all R&D costs necessary to bring products to market. We may encounter numerous uncertainties and difficulties in developing, manufacturing and commercializing any new products subject to these collaboration arrangements that may delay or prevent us from realizing their expected benefits or enhancing our business, including uncertainties on the feasibility of taking new molecules to commercial-scale. Further, we have in the past and may in the future have disputes with our collaborators, which may harm these relationships or require us to settle the disputes on unfavorable terms. It is possible that these agreements could result in restrictions on our ability to use molecules which have been discovered through the collaborations, which could restrict our ability to commercialize certain products in the future. For example, some of our film-related pipeline products, including ZYM0101, were developed through our collaboration with Sumitomo Chemical. In that agreement, we agreed to exclusive cooperation activities with Sumitomo Chemical within the defined field, as well as a right of first offer for Sumitomo Chemical to use Sumitomo Chemical technology or items developed for Sumitomo Chemical outside of the defined field. However, Sumitomo Chemical is not obligated to commercialize or support commercialization of any products developed through our collaboration. Sumitomo Chemical's continued interest and support in developing pipeline products, scaling up manufacturing for existing and new pipeline products, evaluating the market opportunity, providing potential sales channels or access to customers, and conducting sales and marketing activities will have an effect on the commercialization of ZYM0101 and our ability to access this market.
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
We are focused on developing products that we expect will compete with both the traditional products that are currently being used in our target markets and with the alternatives to these existing products that established enterprises and new companies are seeking to produce. In the markets that we seek to enter, and in other markets that we may seek to enter in the future, we will compete primarily with the established providers of components used in products or finished products in these markets. Producers of these incumbent products include global agricultural companies, large international chemical and materials companies and companies specializing in specific products.
Some of the competitors in our target markets are large publicly-traded companies, or are divisions of or established contractors to large publicly-traded companies, and may enjoy a number of competitive advantages over us, including:
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
Some of our competitors may also receive government support that is not available to us. For example, there are risks that foreign governments may, among other things, provide government funding or support to domestic companies to produce new technology, require the use of local suppliers in place of non-domestic suppliers like us, compel companies to partner with local companies to conduct business or provide incentives to government-backed local customers to buy from local suppliers, thereby creating a significant competitive advantage for domestic companies and creating obstacles for us. Any such actions or similar actions taken by foreign governments could significantly harm our competitive position and adversely affect our business and results of operations.
If and when commercialized, our products may not compete favorably or be successful in the face of increasing competition from products and technologies introduced by our existing or future competitors or developed by our customers internally. In addition, our competitors may have or develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours or run comparable experiments at a lower total experiment cost. Any failure to compete effectively could materially and adversely affect our business, financial condition and results of operations.
International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
We currently operate our business through various international subsidiaries. Further, because we and our collaborators currently conduct business outside of the United States and may market future products outside of the United States, our business is subject to risks associated with doing business outside of the United States, including an increase in our expenses and diversion of our management’s attention from the development of future products. Accordingly, we are subject to a variety of risks inherent in doing business internationally, and our exposure to these risks will increase as we expand our operations, customer base and advertiser base globally. These risks include:
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
•complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property rights;
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
•natural disasters and outbreak of disease, such as the ongoing COVID-19 pandemic;
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
The markets where we expect to sell our products are heavily influenced by foreign, federal, state and local government regulations and policies. The U.S. or foreign governments may take administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries and/or to certain customers, particularly in China. The uncertainty regarding future standards and policies may also affect our ability to develop our products or to license our technologies to third parties and to sell products to our end customers, which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, the Chinese economic, legal and political landscape differs from other countries in many respects, including the level of government involvement and regulation, control of foreign exchange and allocation of resources and uncertainty regarding the enforceability and scope of protection for intellectual property rights. The laws, regulations and legal requirements in China are also subject to frequent changes. For example, the Chinese government has intensified enforcement of China’s antitrust, data privacy and cybersecurity laws. These laws apply to impose onerous obligations on entities involved in the use, processing, storage and export of personal data. The exact obligations under and enforcement of laws and regulations in China are often subject to unpublished internal government interpretations and policies which makes it challenging to ascertain compliance with such laws.
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
Governmental mandates related to COVID-19, other infectious diseases or public health crises, have impacted and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries. The pandemic has caused substantial disruption in global supply chains. We have experienced shortages in some of our key supplies, including materials required in our labs. For example, prior to our decision to discontinue our electronics film programs, other than ZYM0101, which is partnered with Sumitomo Chemical, we experienced delays at a key supplier of a raw material for both Hyaline and ZYM0107, another optical film product. In addition, the inability to travel delayed the establishment of our Hyaline manufacturing capacity and delayed the process of selecting and vetting CMOs for our insect repellent, ZYM0201. As a result of the restrictions, we also experienced a partial suspension in servicing our R&D services contracts and the development of our own products. This occurred for the duration of the suspension of our on-site operations and for a period afterward as we ramped the operation back up and adopted the new work practices. This resulted in an approximate reduction in R&D services revenue of $0.7 million from existing contracts, not recognized before the year ended December 31, 2020.
In addition, limitations on our ability to travel and restrictions on our ability to conduct site visits or conduct in-person meetings with our customers due to the COVID-19 pandemic may have contributed to issues we recently identified in the product qualification process for Hyaline. Although such challenges did not contribute to our recent determination to discontinue most of our electronics film programs, difficulties and delays such as those we have experienced and may experience in the future have prevented and may in the future prevent us from meeting our operating and financial goals, both in general and within our targeted timelines, and may cause our revenues and operating results to fluctuate from period to period.
The COVID-19 pandemic also had an adverse effect on our ability to attract, recruit, interview and hire for key roles necessary to support our operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations and policies.
Further, the effect of the COVID-19 pandemic and mitigation efforts on our customers’ and on consumer demand for their products could materially and adversely affect us, particularly to the extent our customers experience declines in demand for their goods that contain our products.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to sudden change, including as a result of the spread of the Delta and other variants. We are following and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. We are continuing to monitor the potential impact of the pandemic, including on global supply chains for some of our lab materials and manufacturing capacity, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects on a go-forward basis.
Our revenue, results of operations, cash flows and reputation in the marketplace may suffer upon the loss of a significant customer.
Substantially all of our revenue to date has been generated from R&D service contracts and collaboration arrangements. We have derived, and may continue to derive, a significant portion of our revenue from a limited number of large customers. In 2019, we had three customers that each represented more than 10% of our total revenue, including two customers that each represented over 20% of our total revenue. In 2020, we had three customers that each represented more than 10% of our total revenue, including one customer that represented over 35% of our total revenue. In the nine months ended September 30, 2021, we had three customers that together represented 65% of our total revenue, including one customer that represented 28% of our total revenue. Due to the significant time required to develop and commercialize new pipeline products, or to acquire new customers, the loss of any one or more of these customers, or the loss of any other significant customer or a significant reduction in the amount of product ordered by a significant customer would adversely affect our revenue, results of operations, cash flows and reputation in the marketplace.
In addition, we generally do not have long-term contracts with our customers requiring them to purchase any specified quantities from us, and without such contracts our customers are not obligated to order or reorder our products. As a result, we cannot accurately predict our customers’ decisions to reduce or cease purchasing our products. Even where we enter into contracts with our customers, there is no guarantee that such agreements will be negotiated on terms that are commercially favorable to us in the long-term. Our customers may buy less of our products depending on their own technological developments, end-user demand for our products and internal budget cycles. In addition, existing customers may choose to produce some or all of the products they purchase from us internally by using or developing manufacturing capabilities organically or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. Therefore, if our customers were to substantially reduce their transaction volume or cease ordering products from us, this could materially and adversely affect our financial performance.
Our pipeline products may cause undesirable side effects or environmental effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
Undesirable side effects from our pipeline products could arise either during development or after product has been marketed. Similarly, undesired environmental effects from agricultural or other pipeline products could arise after a pipeline product is commercialized. The results of future safety or environmental studies may show that our pipeline products cause undesirable side effects or environmental harm, which could interrupt, delay or halt the development and commercialization of our products, resulting in delay of, or failure to obtain, marketing approval from applicable regulatory authorities.
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
Some applications of our technology or pipeline products are components of end products and therefore our success is tied to the success of such end products. Material performance problems, defects, errors or delays could arise in our products or the end products in which they are components, and as we commercialize our products, these risks may increase. We expect to provide warranties that our products will meet performance expectations and will be free from defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.
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
If our products or the end products of which they are components contain defects or are delayed, we may experience:
•a failure to achieve market acceptance for our products or expansion of our products sales;
•the development of new technology rendering our products, or the end products of which they are components, obsolete;
•loss of customer orders and delay in order fulfillment;
•damage to our brand or reputation;
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
We are involved in securities litigation and other related matters that are expensive and time-consuming. Such litigation and other related matters could harm our business.
We are involved in securities litigation and we may continue to be a target for securities and shareholder lawsuits in the future. For example, on August 4, 2021, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in a securities class action purportedly brought on behalf of purchasers of our common stock. On November 9, 2021, certain of our officers and directors were named in a shareholder derivative lawsuit purportedly brought on behalf of the Company, which is named as a nominal defendant. These and future litigation, including any related shareholder litigation or governmental or regulatory investigation, could have a material adverse effect on our business, results of operations, financial condition, reputation and cash flows, as well as on the market price of our common stock. Although the results of lawsuits and claims cannot be predicted with certainty, defending these claims is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our business practices, and accordingly our business could be seriously harmed.
We may face risks relating to the use of our genetically modified organisms and microorganisms and if we are not able to secure regulatory approval or if we face material ethical, legal and social concerns about use of our GMO or GMM technology, our business could be adversely affected.
Our technologies and products involve the use of genetically modified organisms (“GMOs”) and genetically modified microorganisms (“GMMs”). The use of GMOs and GMMs is subject to laws and regulations in many countries, some of which are new and some of which are still evolving. In the United States, the Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”) and the U.S. Department of Agriculture (“USDA”) are the primary agencies that regulate the use of GMOs, GMMs, as well as potential products or substances derived from GMOs or GMMs. If regulatory approval of the GMOs, GMMs, or resulting products or substances is not secured, our business operations, financial condition and our ability to grow as a business could be adversely affected. We expect to encounter GMO and GMM regulations in most if not all of the countries in which we may seek to establish production capabilities or sell our products and the scope and nature of these regulations will likely be different from country to country. Governmental authorities could, for safety, social or other purposes, impose limits on, or implement regulation of, the use of GMOs or GMMs. If we cannot meet the applicable requirements in other countries in which we intend to produce or sell our products, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.
In addition, public attitudes about the safety and environmental hazards of and ethical concerns over genetic research, GMOs and GMMs could influence public acceptance of our technology and products. These concerns could result in increased expenses, regulatory scrutiny, delays or other impediments to our programs. The use of GMOs and GMMs has in the past received negative publicity, which could lead to greater regulation or restrictions on imports of our products. Such concerns or governmental restrictions could limit the use of GMOs or GMMs in our products, which could have a material adverse effect on our business, financial condition and results of operations.
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
We use complex software processes to manage samples and evaluate sequencing result data. These software processes are subject to initial design challenges and may require ongoing modifications, each of which may result in unanticipated issues, leading to service disruptions or errors, resulting in liability. Our ability to maintain these processes depends on our ability to recruit and retain highly skilled employees in a competitive market and after recently reducing our workforce and, if we are successful in reducing our operating costs, on our ability to allocate sufficient resources to support the needs of this area. See the risk factor titled “—Our efforts to reduce our operating costs may not be successful.”
We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including systems handling human resources, financial controls and reporting, contract management, regulatory compliance and other infrastructure operations. In addition to these business systems, we have installed, and intend to extend, the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions and the network design of our technical systems. These information technology and telecommunications systems support a variety of functions, including data and cybersecurity, laboratory operations, quality control, R&D activities and general administrative activities. In addition, our third-party billing and collections provider depends upon technology and telecommunications systems provided by outside vendors.
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
The audit report with respect to our audited financial statements for the year ended December 31, 2020 included an explanatory paragraph stating that there are material uncertainties which caused substantial doubt about our ability to continue as a going concern, in the absence of additional financing and cost reduction or cost management measures. We are subject to various covenants related to the Perceptive Credit Agreement, and given the substantial doubt about our ability to continue as a going concern, there was a risk that we would not meet our covenants in the future. Following the issuance of our audited financial statements, we raised net proceeds of approximately $529.9 million in our IPO. We have not yet generated revenue from product sales (except for nominal revenue related to the sale of samples), do not expect to generate revenue from product sales in 2021 and expect product revenue to be immaterial in 2022. In the future, we expect to need to raise additional cash through debt, equity or other forms of financing to fund future operations, which may not be available on acceptable terms, or at all. If sufficient funds on acceptable terms are not available when needed, we will be required to significantly reduce our operating expenses. See the risk factor titled “—We expect to need to raise additional capital to fund our operations, which may cause dilution to our stockholders or cause us to further limit our operations.” Further, if at any time in the future we are unable to continue as a going concern, we may be forced to discontinue operations and liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, which would cause our shareholders to lose some or all of their investment.
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
We apply for patents covering both our technologies and pipeline products, as we deem appropriate. However, filing, prosecuting, maintaining and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States are less robust than those in the United States. We may also fail to apply for patents on important technologies or pipeline products in a timely fashion, or at all. Our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from designing products around our patents or otherwise developing competing products or technologies. In addition, the breadth of protections offered by patents is highly uncertain and involves complex legal and factual questions for which important legal principles remain unresolved. Additional uncertainty may result from legal decisions by the United States Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws or from legislation enacted by the U.S. Congress. For instance, the availability of patent protection with respect to software and claims reciting abstract ideas, laws of nature, natural phenomena and/or natural products, regardless of whether the claimed subject matter is otherwise novel and inventive, is uncertain and subject to change. The patent situation outside of the United States is also changing and difficult to predict. As a result, the validity and enforceability of patents cannot be predicted with certainty.
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
We have entered into agreements with governmental entities and contractors in the past to serve as a U.S. Government contractor or subcontractor and may do so again in the future. U.S. Government procurement contractors and subcontractors must comply with specific procurement regulations and other requirements. These requirements, although customary in U.S. Government contracts, could impact our performance and compliance costs, including by limiting or delaying our ability to share information with business partners, customers and investors. The U.S. Government has in the past and may in the future demand contract terms that are less favorable than comparable arrangements with private sector customers and may have statutory, contractual, or other legal rights to terminate contracts with us for convenience or for other reasons. Any such termination may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition and results of operations. In addition, changes in U.S. Government budgetary priorities could lead to changes in the procurement environment, affecting availability of U.S. Government contracting, subcontracting or funding opportunities, which could lead to modification, reduction or termination of our U.S. Government contracts or subcontracts. If and to the extent such changes occur, they could impact our results and potential growth opportunities.
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
We may face attempts by others to gain unauthorized access through the Internet or to introduce malicious software, to our IT systems. Additionally, individuals or organizations, including malicious hackers, state-sponsored organizations, insider threats including employees and third-party service providers or intruders into our physical facilities, may attempt to gain unauthorized access and try to steal our technology and data. We are also a potential target of malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users; steal proprietary information related to our business, products, employees and customers; interrupt our systems and services or those of our customers or others; or demand ransom to return control of such systems and services. Such attempts by malicious attackers in general are increasing in number and in technical sophistication, and if successful, expose us and the affected parties to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations, including our technology operations. Furthermore, malicious online actors may employ false pretenses or technical measures in an attempt to induce our employees to use IT systems in a manner contrary to our benefit, such as, by authorizing payment of false bills or to run software that would encrypt our information in such a way that it cannot be used by us without paying ransom. While we have implemented security measures and employee training programs intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. Many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. These providers can experience breaches of their systems and products that impact the security of our systems and our proprietary or confidential information.
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
Some of our intellectual property has been or may be developed during the course of research funded by the U.S. government, including under our agreements with the U.S. Defense Advanced Research Projects Agency ("DARPA"). As a result, the U.S. government may have certain rights to intellectual property that we use in our current or future products pursuant to the Bayh-Dole Act of 1980, as amended (the “Bayh-Dole Act”). Under the Bayh-Dole Act, U.S. Government rights in certain “subject inventions” developed under a government-funded program include a nonexclusive, non-transferable and irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us, or an assignee or exclusive licensee to such inventions, to grant licenses to any of these inventions to the government or a third party if the government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; (iii) government action is necessary to meet requirements for public use under federal regulations; or (iv) the right to use or sell such inventions is exclusively licensed to an entity within the United States and substantially manufactured outside the United States without the U.S. government’s prior approval. Additionally, we may be restricted from granting exclusive licenses for the right to use or sell our inventions created pursuant to such agreements unless the licensee agrees to comply with relevant Bayh-Dole Act restrictions (e.g., manufacturing substantially all of the invention in the United States) and reporting requirements. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government or fail to file an application to register for a patent for the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed. Certain technology and inventions are also subject to transfer restrictions during the term of these agreements with the U.S. government and for a period thereafter. These restrictions may limit sales of products or components, transfers to foreign subsidiaries for the purpose of the relevant agreements and transfers to certain foreign third parties. If any of our intellectual property becomes subject to any of the rights or remedies available to the U.S. government or third parties pursuant to the Bayh-Dole Act, this could impair the value of our intellectual property and could adversely affect our business.
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
In the event we decide to conduct business or grow our business in certain territories outside the United States, we may be subject to additional privacy restrictions. For example, the EU General Data Protection Regulation (“GDPR”) regulates certain business activities involving the collection, use, storage, disclosure, transfer or other processing of personal data regarding individuals in the European Economic Area ("EEA"). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data. If we expand our business activities involving the personal data of EEA residents, it may increase our cost of doing business or require us to change our business practices. Compliance with the GDPR and other similar laws and regulations will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our activities outside the United States, including in the EEA.
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
Due to certain foreign ownership interests in our business, we operate pursuant to an agreement with CFIUS agencies that requires us to adhere to certain information and technology protection requirements. This agreement will remain in place until CFIUS agrees to terminate it, which CFIUS might do if it determines that the agreement is no longer necessary due to changed circumstances, including any changes to the ownership of our business. We have incurred and will continue to incur, incremental additional costs in implementing and complying with these standards, and those costs may increase as we continue to grow our business. If we fail to comply with our obligations under the agreement, we may be subject to penalties, injunctive action, additional mitigation conditions or other restrictions.
Further, subject to any future changes in the foreign ownership interest in our business, CFIUS may interpret its regulations as continuing to give it jurisdiction to review our acquisitions of, or investments in, other US businesses. If CFIUS conducts such a review, it could impose restrictions on the investments or to deny such transactions to address any national security concerns that it determines are posed by such transactions.
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
We are subject to tax laws, regulations and policies of the U.S. federal, state and local governments and of taxing authorities in foreign jurisdictions, including Japan, Spain, the Netherlands and Taiwan. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the Organisation for Economic Co-operation and Development (OECD) has published proposals covering various international tax-related issues, including country- by-country reporting, permanent establishment rules, transfer pricing and tax treaties. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities in those countries or change the manner in which we operate our business. In addition, the Biden administration has proposed several corporate tax increases, including raising the U.S. corporate income tax rate and greater taxation of international income, which, if enacted, could adversely affect our tax liability. There can be no assurance that our tax payments, tax credits, or incentives will not be adversely affected by these or other initiatives.

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
The market price of our common stock is likely to be volatile and could be subject to fluctuations in response to the risk factors described in this report and others beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate include:
•our ability to successfully commercialize or generate revenue from our products;
•our ability to develop and execute on our new strategic plan successfully;
•the success of our efforts to reduce our operating costs to extend our runway;
•the results of our Portfolio Review;
•our ability to identify, recruit and retain skilled personnel, including a permanent Chief Executive Officer;
•the development of our products and the degree to which the timing of launch and commercialization thereof meets the expectations for securities analysts and investors and our ability to achieve market acceptance for our products;
•delays in timing of revenue from future product sales;
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
•developments with respect to our pending securities litigation and related matters;
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
In recent years, stock markets in general and the market for technology companies (including biopharma companies) in particular have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. For example, on August 4, 2021, following a significant decline in the market price for our common stock, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in a securities class action purportedly brought on behalf of purchasers of our common stock. Because of the volatility of our stock price, we expect to continue to be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
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
You should not rely on an investment in our common stock to provide dividend income. We do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations and continue to invest in commercializing our existing products, launching products in our pipeline and furthering the development of our biofacturing platform and technology. In addition, the Perceptive Credit Agreement includes covenants that restrict our ability to pay cash dividends. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. As a result, investors seeking cash dividends should not purchase our common stock.
If securities or industry analysts publish negative reports about our business or cease publishing research or reports about our business, our share price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over whether analysts cover our company or for how long they cover our company. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. For example, several of the analysts who cover our company downgraded our shares following our announcement on August 3, 2021 that we had become aware of issues with our commercial product pipeline that impact our product delivery timeline and revenue projections, no longer expect product revenue in 2021 and expect product revenue to be immaterial in 2022. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
Sales of a substantial number of shares of our common stock by our existing stockholders could cause the price of our common stock to decline.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.
The restrictions on transfer contained in the lock-up agreements and market standoff agreements that were in effect following our IPO have expired, and substantially all of the shares of our common stock outstanding, other than shares held by our affiliates that are subject to securities laws restrictions on resale, may be freely sold in the public market. In addition, shares issued upon the exercise or settlement of outstanding equity awards under our equity incentive plans or pursuant to future awards granted under those plans will be freely available for sale in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates.
Moreover, holders of an aggregate of 68,115,459 shares of our common stock (calculated as of immediately prior to our IPO) have rights, subject to conditions, to require us to file registration statements with the SEC covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
We expect to need to raise additional capital to fund our operations, which may cause dilution to our stockholders or cause us to further limit our operations.
Following our recent implementation of several cost reduction measures to better align our operating costs to our extended runway, we believe that we will have sufficient capital to support our operations to the middle of 2023. Until such time as we can generate significant revenue from product sales or other customer arrangements to fund operations, we expect to require additional capital to fund our operations, which may include seeking capital from the issuance of additional equity, debt financings or other capital-raising transactions. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, our shareholders would experience dilution. Any preferred equity securities issued also would likely provide for rights, preferences or privileges senior to those of holders of our common shares. If we raise funds by issuing debt or convertible debt securities, those securities would have rights, preferences and privileges senior to those of holders of our common shares. Debt and convertible debt financing and preferred equity financing, if available, would increase our fixed payment obligations and may also involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making product acquisitions, making capital expenditures or declaring dividends. For example, the Perceptive Credit Agreement contains restrictions on our ability to purchase or dispose of assets and has other affirmative or negative covenants that impact how we run our business. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or pipeline products or to grant licenses on terms that may not be favorable to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited and could have a material adverse effect on our business, results of operations, prospects and financial condition.
In addition, because perceptions of our credit risk are an important factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates, we could be adversely affected if our credit ratings or other third-party reports on our creditworthiness are negative, downgraded or weaker than those of our competitors. For example, certain third parties have issued negative reports regarding our business and financial risk, and any such reports or negative credit ratings could harm our ability to raise additional capital at acceptable cost and as a result adversely affect our business, prospects, results of operations and financial condition. Our existing and potential customers, partners and vendors may also consider our credit profile when considering whether to contract with us or negotiating contract terms, and if they develop a negative perception of our short- or long-term financial prospects, decide not to do business with us or change the terms on which they do business with us, it could have a further adverse effect on our business, prospects, results of operations and financial condition.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, not being required to comply with the auditor requirements to communicate critical audit matters in the auditor’s report on the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law unless we otherwise consent in writing to an alternative forum: (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of fiduciary duty owed by, or otherwise wrongdoing by, any director, stockholder, officer or other employee of our company to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation and bylaws (as each may be amended from time to time); (iv) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the Bylaws (as either may be amended from time to time); or (v) any action asserting an internal corporate claim (as defined in Section 115 of the DGCL) or a claim otherwise implicating our internal affairs (except for, as to each of (i) to (v) above, any claim as to which the Court of Chancery determines that it does not have subject matter jurisdiction or there is an indispensable party not subject to the personal jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within 10 days following such determination), or which is statutorily vested in the exclusive jurisdiction of a court other than the Court of Chancery. For the avoidance of doubt, this provision would not apply to any direct action brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or any successor thereto (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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
General Risk Factors
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, we have incurred and, particularly after we are no longer an emerging growth company, will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Federal securities laws, including the Exchange Act, Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations and the listing requirements of Nasdaq impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel are required to devote a substantial amount of time and resources to these compliance initiatives, potentially at the expense of other business concerns, which could harm our business, financial condition, results of operations and prospects. Moreover, these rules and regulations have increased, and may continue to increase, our legal and financial compliance costs, particularly as we have hired additional financial and accounting employees to meet public company internal control and financial reporting requirements and will make some activities more time-consuming and costly. For example, the costs of our director and officer liability insurance increased as a result of being a public company.
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

As a public company, we must maintain proper and effective internal controls over financial reporting. Any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
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
To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, or results of operations. If we are unable to conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
The accounting for our business is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations and changes in policies, rules, regulations and interpretations of accounting and financial reporting requirements of the SEC or other regulatory agencies. Adoption of a change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the adoption of such change. For example, in February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842), and we are evaluating the effect that Topic 842 and related standards will have on our financial statements, related disclosures and ongoing financial reporting and expect implementation of Topic 842 to result in the recognition of material right-of-use assets and corresponding lease liabilities in our consolidated balance sheets, principally relating to facilities leases. It is difficult to predict the impact of future changes to accounting principles and accounting policies over financial reporting, any of which could adversely affect our results of operations and financial condition and could require significant investment in systems and personnel.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended September 30, 2021, we issued the following unregistered securities:
•We issued to employees an aggregate of 16,810 shares upon vesting of non-vested stock issued as part of the acquisition of Radiant.
The issuances of these securities were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
Use of Proceeds from our Initial Public Offering
In April 2021, the Company completed its IPO in which it sold an aggregate of 18,549,500 shares of its common stock (inclusive of 2,419,500 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $31.00 per share for aggregate cash proceeds of approximately $529.9 million, net of $40.3 million in underwriting discounts, commissions, and $4.9 million in offering costs. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-254612), which was declared effective by the SEC on April 21, 2021 and a supplemental Registration Statement on Form S-1 (file No. 333-255425) which became automatically effective upon filing on April 21, 2021). The IPO closed on April 26, 2021. The representatives of the underwriters of our IPO were J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents. There has been no material change in the planned or actual use of proceeds from our IPO from that described in the Prospectus.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Zymergen Inc.	8-K	001-40354	3.1	April 26, 2021

3.2	Amended and Restated Bylaws of Zymergen Inc.	8-K	001-40354	3.2	April 26, 2021

10.1+	Letter Agreement with Jay Flatley.	8-K	001-40354	10.1	August 3, 2021

10.2+	Employment Separation Letter Agreement with Josh Hoffman.	8-K	001-40354	10.2	August 3, 2021

10.3**	Amendment No. 1, Waiver And Consent To Amended And Restated Credit Agreement And Guaranty.					X

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
X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Zymergen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zymergen Inc.

Date:	November 15, 2021	By:	/s/ Jay Flatley
		Name:	Jay Flatley
		Title:	Acting Chief Executive Officer
(Principal Executive Officer)

Date:	November 15, 2021	By:	/s/ Enakshi Singh
		Name:	Enakshi Singh
		Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)