Form 10-Q
period 2022-03-31
Zymergen Inc.
filed 2022-05-12
CIK 1645842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 29, 2022, there were approximately 103,140,755 shares of the registrant's common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “positioned,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
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
•our ability to generate revenues from our products and the timelines for our products;
•our plans for the development, launch and commercialization of the products in our pipeline;
•our ability to successfully produce products through fermentation that we initially launch using non-fermentation or non-bio-based molecules;
•the implementation of our business model and our ability to transition from revenues that are substantially all derived from research and development (“R&D”) service contracts and collaboration agreements to revenues derived from the commercialization of our products;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZYMERGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	As of March 31, 2022	As of December 31, 2021 (1)
ASSETS
Current assets:
Cash and cash equivalents	$336,980	$386,105
Accounts receivable	374	520
Accounts receivable, unbilled	2,025	2,565
Prepaid expenses	5,764	7,818
Inventories	5,995	6,035
Restricted cash, current	1,686	2,105
Other current assets	791	2,201
Total current assets	353,615	407,349
Restricted cash	9,849	9,849
Property and equipment, net	56,004	53,799
Operating lease right-of-use assets	147,960	—
Goodwill	40,645	40,645
Intangible assets, net	7,929	8,529
Other long-term assets	2,187	2,225
Total assets	$618,189	$522,396
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,371	$5,418
Accrued and other liabilities	21,383	17,496
Short-term operating lease liabilities	7,285	—
Short-term debt, net	50,560	43,953
Short-term deferred rent	—	2,218
Deferred revenue	2,862	4,468
Total current liabilities	88,461	73,553
Long-term operating lease liabilities	181,168	—
Long-term deferred rent	—	35,390
Other long-term liabilities	4,496	4,967
Total liabilities	274,125	113,910
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 170,000,000 authorized as of March 31, 2022 and December 31, 2021, respectively; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 103,123,308 and 103,045,299 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	103	103
Additional paid-in capital	1,551,602	1,543,908
Accumulated deficit	(1,207,641)	(1,135,525)
Total stockholders' equity	344,064	408,486
Total liabilities and stockholders' equity	$618,189	$522,396
(1) The balance sheet as of December 31, 2021 is derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues from research and development service agreements	$3,221	$2,614
Collaboration and other revenue	1,333	1,121
Grant revenue	237	—
Total revenues	4,791	3,735
Cost and operating expenses:
Cost of service revenue	12,455	21,130
Research and development	28,739	39,811
Sales and marketing	3,638	6,872
General and administrative	23,705	19,331
Restructuring charges (benefit)	(130)	—
Total cost and operating expenses	68,407	87,144
Operating loss	(63,616)	(83,409)
Other income (expense):
Interest income	51	43
Interest expense	(8,045)	(2,727)
Gain (loss) on change in fair value of warrant liabilities	—	2,279
Other expense, net	(532)	(763)
Total other expense	(8,526)	(1,168)
Loss before income taxes	(72,142)	(84,577)
Benefit from (provision for) income taxes	26	(8)
Net loss and comprehensive loss	$(72,116)	$(84,585)
Net loss per share attributable to common stockholders, basic	$(0.70)	$(6.51)
Net loss per share attributable to common stockholders, diluted	$(0.70)	$(6.51)
Weighted average shares used in computing net loss per share to common stockholders, basic	103,109,168	12,996,344
Weighted average shares used in computing net loss per share to common stockholders, diluted	103,109,168	13,340,457
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	103,045,299	$103	$1,543,908	$(1,135,525)	$408,486
Vesting of restricted stock units, net	—	—	916	—	—	—	—
Issuance of common stock upon exercise of options	—	—	77,093	—	303	—	303
Stock-based compensation expense	—	—	—	—	7,391	—	7,391
Net loss	—	—	—	—	—	(72,116)	(72,116)
Balance, March 31, 2022	—	$—	103,123,308	$103	$1,551,602	$(1,207,641)	$344,064

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	68,093,280	$900,798	12,812,109	$13	$29,991	$(773,740)	$(743,736)
Vesting of restricted common stock	—	—	16,810	—	—	—	—
Issuance of common stock upon exercise of options	—	—	711,963	—	3,189	—	3,189
Stock-based compensation expense	—	—	—	—	2,253	—	2,253
Share settlement of non-recourse loan to employee	—	—	(67,050)	—	—	—	—
Cash settlement of non-recourse loan to employee	—	—	—	—	1,946	—	1,946
Net loss	—	—	—	—	—	(84,585)	(84,585)
Balance, March 31, 2021	68,093,280	900,798	13,473,832	$13	$37,379	$(858,325)	$(820,933)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(72,116)	$(84,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,492	4,412
Stock-based compensation expense	7,391	2,253
Non-cash lease expense	3,043	—
Non-cash interest expense	6,607	283
(Gain) loss on change in fair value of warrant liabilities	—	(2,279)
Unrealized foreign exchange loss	432	661
Other	10	(2)
Changes in operating assets and liabilities:
Accounts receivable	146	94
Accounts receivable, unbilled	540	(35)
Prepaid expenses	318	1,037
Inventories	40	(714)
Other current assets	1,410	(685)
Other long-term assets	38	3
Accounts payable	2,806	1,223
Accrued and other liabilities	(401)	(7,682)
Deferred revenue	(2,037)	(348)
Operating lease liabilities	1,578	—
Deferred rent	—	3,144
Other long-term liabilities	(40)	172
Net cash used in operating activities	(44,743)	(83,048)
Investing activities
Purchases of property and equipment	(4,764)	(8,639)
Proceeds from sale of property and equipment	86	—
Net cash used in investing activities	(4,678)	(8,639)
Financing activities
Proceeds from exercise of common stock options	303	3,189
Proceeds from repayment of non-recourse loan to employee	—	1,946
Payment of deferred offering costs	—	(806)
Net cash provided by financing activities	303	4,329
Effect of exchange rate changes on cash	(426)	(620)
Change in cash and cash equivalents	(49,544)	(87,978)
Cash, cash equivalents, and restricted cash at beginning of the period	398,059	219,810
Cash, cash equivalents, and restricted cash at end of the period	$348,515	$131,832
Cash and cash equivalents	$336,980	$121,035
Restricted cash, current	1,686	20
Restricted cash, non-current	9,849	10,777
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$348,515	$131,832
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,438	$3,285
Supplemental disclosure of non-cash investing and financing activities:
Acquisitions of property and equipment under accounts payable and accrued and other liabilities	$6,794	$6,095
Operating lease right-of-use assets obtained in the exchange for new operating lease liabilities, net	$(2,821)	$—
Offering costs related to initial public offering under accounts payable and accrued and other liabilities	$—	$2,843
Share settlement of non-recourse loan to employee	$—	$1,946
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Operations
Zymergen (the “Company”) integrates computational and manufacturing technologies to design, develop, and commercialize bio-based breakthrough products in a broad range of industries. The Company has developed a platform based on its collection of accessible biomolecules, its software and data science technology, and its data driven microbe optimization processes. In addition, the Company's platform is used to discover novel molecules used to enable unique material properties. Utilizing its platform Zymergen is building three businesses focused on advanced materials, drug discovery and automation. The Company was incorporated in Delaware on April 24, 2013.
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company had unrestricted cash and cash equivalents of $337.0 million as of March 31, 2022. Since inception through March 31, 2022, the Company has incurred cumulative net losses of $1.2 billion.
While the Company has signed a number of initial customer R&D services and collaboration contracts, revenues have been insufficient to fund operations. Accordingly, the Company has funded the portion of operating costs exceeding revenues through a combination of proceeds raised from equity and debt issuances. The Company’s operating costs include the cost of developing and commercializing products, costs associated with restructuring (Note 4), as well as providing research and development services. As a consequence, the Company expects it will need to raise additional equity or debt financing to fund future operations. The Company's ability to obtain additional funding will depend on a variety of factors, many of which are unpredictable and beyond the Company's control, including general conditions in the global economy and in the global financial markets, which may be impacted by interruptions, delays and/or cost increases resulting from the ongoing COVID-19 pandemic, political instability or geopolitical tensions, such as the current war in Ukraine (the “Ukraine War”), economic weakness or inflationary pressures. As a result of these, or any other circumstances, if the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. The Company expects that its cash and cash equivalents will be sufficient to fund its operations for a period of at least one year from the date the accompanying Condensed Consolidated Financial Statements are filed with the Securities and Exchange Commission (“SEC”).
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
2.    Summary of Significant Accounting Policies
There were no significant changes to the accounting policies during the three months ended March 31, 2022, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's 2021 Form 10-K, filed with the SEC on March 30, 2022, except as described below.
Basis of Preparation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial information. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The accompanying unaudited Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021 included in the Company's 2021 Form 10-K.
Principles of Consolidation
These Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Fiscal Year
The Company’s fiscal year ends on December 31. References to fiscal 2022, for example, refer to the fiscal year ended December 31, 2022. The period end for the Company covered by this report is March 31, 2022.
Use of Estimates
The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, standalone selling price of performance obligations for contracts with multiple performance obligations, estimate of variable consideration from revenue contracts, useful life of property and equipment, fair value of property and equipment of which the carrying value may not be recoverable, allowance for doubtful accounts, net realizable value of inventories, the valuation of intangible assets, the valuation of common and preferred stock used in the valuation of options to purchase common stock and warrants to purchase common stock or preferred stock, prior to being a publicly traded company, and the incremental borrowing rate used in determining operating lease liabilities. Actual results could differ from those estimates.
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
Contingencies
The Company is subject to various litigation and arbitration claims that arise in the ordinary course of business, including but not limited to those related to employee and shareholder matters. Some of these proceedings involve claims that are subject to substantial uncertainties and unascertainable damages. The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has determined that no provision for liability nor disclosure is required related to any claim against the Company when: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
CARES Act
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security (CARES) Act which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. As of March 31, 2022 and December 31, 2021, approximately $1.8 million and $3.7 million, respectively, of employer payroll tax payments were deferred. The $1.8 million deferred as of March 31, 2022 is due by December 31, 2022.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Leases
Leases (Topic 842) Effective January 1, 2022
The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether the Company has the right to control the identified asset. Lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease.
The Company has a variety of different types of operating leases, the specific terms and conditions of which vary from lease to lease. Certain operating lease agreements include terms such as: (i) renewal and early termination options; (ii) tenant improvement allowances; and (iii) rent escalation clauses. The lease agreements also include provisions for the maintenance of the leased asset and payment of lease related costs. The Company reviews the specific terms and conditions of each lease and, as appropriate, renewal or termination options reasonably certain to be exercised are included in the Company’s lease terms. The Company’s leases do not contain any residual value guarantees.
Certain of the Company’s lease agreements include rental payments that may be adjusted in the future based on economic conditions and others include rental payments adjusted periodically for inflation. Variable lease expense is disclosed for the adjusted portion of such payments. Lease income, attributable to subleases, is recognized in Cost and operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss, as the sublease activity is outside Company’s normal business operations.
Currently, the Company's sole underlying asset class is real estate.
Lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the non-cancelable lease term. Right-of-use assets are recognized for the amount of the lease liability, adjusted for any lease payments made prior to or on lease commencement, lease incentives received and initial direct costs incurred, as applicable. As most of the Company’s operating leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on information available at the date of adoption and subsequent lease commencement dates in calculating the present value of its operating lease liabilities. The incremental borrowing rate is determined using the Company’s synthetic credit rating, adjusted for a credit premium, historical recovery rates of secured debt, and the respective tenor’s risk-free rates determined using U.S. Treasury rates.
Grant Revenue
Grants received are assessed to determine if the agreement should be accounted for as an exchange transaction or a contribution. An agreement is accounted for as a contribution if the resource provider does not receive commensurate value in return for the assets transferred. Contributions are recognized as grant revenue when all donor-imposed conditions have been met.
Accounting Pronouncements Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. Recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. ASU 2016-02 requires both types of leases to be recognized on the balance sheet. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company adopted Topic 842 on January 1, 2022 using the modified retrospective approach with the cumulative effect of adoption recognized to retained earnings on January 1, 2022. Under this method, the Company is allowed to record a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and not restate prior periods. Additionally, the Company elected the transitional practical expedients such that the Company will not reassess whether contracts are leases and will retain lease classification and initial direct costs for leases existing prior to the adoption of the new standard. The Company also made the following elections: (1) elect the short term lease exception, (2) not elect hindsight and (3) elect to not separate its nonlease components for its real estate leases. Significant assumptions and judgments made in applying the new lease accounting standard include determining the Company’s incremental borrowing rate and evaluating the probability of exercising lease options. On January 1, 2022 the Company recorded total assets and total liabilities on the Condensed Consolidated Balance Sheets of $152.3 million and $189.9 million, respectively, due to the recognition of right-of-use assets and lease liabilities upon adoption, net of the impact of eliminating existing deferred rent liabilities related to its leasing arrangements. The adoption of ASU 2016-02, as amended, did not have a material impact to the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss or Condensed Consolidated Statements of Cash Flows.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This pronouncement is effective for the Company for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted the new standard on January 1, 2022 using a modified retrospective transition method. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Credit losses (Topic 326), subsequently amended by ASU 2019-10, which sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. The standard will become effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is evaluating the impact the adoption of this standard will have on its financial statements and related disclosures.
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
3.    Business Combination
Lodo Therapeutics Corporation
On May 16, 2021, the Company completed a nontaxable acquisition of 100% of the equity interests of Lodo Therapeutics Corporation (“Lodo”), a privately-held company which uses its proprietary bacterial metagenomics discovery platform to develop novel therapeutics from nature. The acquisition was accounted for as a business combination. The purchase price for the acquisition was $25.3 million, substantially all of which was non-cash consideration. The non-cash consideration consisted of 774,402 shares of the Company’s common stock. The intangible assets acquired consisted primarily of $29.0 million of goodwill and Lodo’s developed technology of $5.4 million. Goodwill recognized is primarily a measure of the expected synergies from combining the operations of Lodo and the Company’s developed technologies.
The Company granted restricted stock units (“RSUs”) to certain employees and consultants of Lodo in connection with the acquisition that generally vest in three installments over a period of up to two years, subject to their continued service with the Company.

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
4.    Restructuring
Refer to Note 4 of the “Notes to Consolidated Financial Statements” in the Company's 2021 Form 10-K for additional information related to the Company's 2021 Restructuring. The 2021 Restructuring was substantially complete as of December 31, 2021. The Company expects to incur additional restructuring costs which are currently estimable of approximately $0.5 million in 2022.
The Company expects the 2021 Restructuring to result in total pre-tax charges of approximately $29.2 million and approximately $17.4 million of these charges are estimated to result in cash outlays, of which the Company has made payments of $15.3 million through March 31, 2022. The Company has recorded costs of $28.7 million from the inception of the initiative through March 31, 2022.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a summary of our costs incurred from the inception of the initiative through March 31, 2022, and cost estimates associated with the 2021 Restructuring, by major type of cost (in thousands):

	Total amount incurred since inception through March 31, 2022	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$8,585	$8,585
Impairment of long-lived assets	11,815	11,815
Contract terminations	3,687	4,200
Other (1)	4,591	4,591
Total	$28,678	$29,191
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
The following table provides a reconciliation of the beginning and ending balances for the restructuring liabilities, which are reported as components of Accounts payable and Accrued and other liabilities in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Termination Benefits	Contract Terminations	Other	Total
Balance at January 1, 2022	$948	$1,450	$—	$2,398
Charges	—	44	—	44
Adjustments	(69)	(105)	—	(174)
Cash Payments, net	(733)	85	—	(648)
Balance at March 31, 2022	$146	$1,474	$—	$1,620
5.    Goodwill and Intangible Assets
The following table summarizes goodwill as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Goodwill	$40,645	$40,645
The following table summarizes the net book value of the finite-lived intangible assets as of March 31, 2022 and December 31, 2021 (in thousands):

	Cost		Accumulated Amortization		Intangible Assets, Net
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Developed technology	$12,300	$12,300	$(4,607)	$(4,110)	$7,693	$8,190
Customer relationships	1,400	1,400	(1,164)	(1,061)	236	339
Net carrying value	$13,700	$13,700	$(5,771)	$(5,171)	$7,929	$8,529
The Company recognized $0.6 million and $0.3 million in amortization expense for the three months ended March 31, 2022 and 2021, respectively.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future amortization of intangible assets is as follows (in thousands):

Remainder of 2022	$1,649
2023	2,067
2024	1,271
2025	1,271
2026	1,271
Thereafter	400
Total	$7,929
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
There were no transfers between the levels during the periods presented. As of March 31, 2022 and December 31, 2021, the Company’s financial assets and financial liabilities measured at fair value on a recurring basis were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2022
Financial Assets
Cash equivalents	$1,667	$—	$—	$1,667
Total financial assets	$1,667	$—	$—	$1,667

	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Financial Assets
Cash equivalents	$1,667	$—	$—	$1,667
Total financial assets	$1,667	$—	$—	$1,667
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

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Balance Sheet Components
Property and equipment consist of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Machinery and equipment	$76,305	$74,548
Leasehold improvements	27,345	31,488
Furniture and office equipment	3,191	3,189
Computers and software	2,775	2,764
	109,616	111,989
Less accumulated depreciation and amortization	(78,818)	(78,132)
	30,798	33,857
Construction in progress	25,206	19,942
Total property and equipment, net	$56,004	$53,799
Depreciation and amortization expense was $4.9 million and $4.1 million for the three months ended March 31, 2022 and 2021, respectively.
Accrued and other current liabilities consist of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation and compensation-related costs	$6,797	$6,027
Other accrued liabilities	11,101	7,045
Accrued restructuring costs	1,576	2,398
Accrued legal service fees	1,814	1,940
Accrued tax liabilities	95	86
Accrued and other current liabilities	$21,383	$17,496
8.    Term Loan
Except as described below, the Company’s debt is described in Note 8 of the “Notes to Consolidated Financial Statements” in the Company's 2021 Form 10-K.
The Company was in compliance with all covenants of the credit and guaranty agreement with Perceptive Credit Holdings II, LP and PCOF EQ AIV II, LP, as amended and restated in February 2021 and further amended in October 2021 (the “Perceptive Credit Agreement”), as of March 31, 2022.
Debt consists of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Senior secured delayed draw term loan facility bearing interest equal to 11.5% as of March 31, 2022 and December 31, 2021	$50,000	$50,000
Unamortized discount and offering costs	(4,669)	(8,310)
Accrued end-of-term payment	5,229	2,263
Senior secured delayed draw term loan facility, net	50,560	43,953
Less current portion	50,560	43,953
Long-term debt, net	$—	$—

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest expense on the Company’s term loan consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Coupon interest	$1,438	$2,444
Amortization of debt discount and offering costs	3,641	283
Accretion of end-of-term payment	2,966	—
Total interest expense on term loan	$8,045	$2,727
9.    Leases
The Company adopted FASB ASC 842 on January 1, 2022 (Note 2). The Company did not have any finance leases during the three months ended March 31, 2022.
In July 2019, the Company entered into an operating lease agreement to rent approximately 58,000 square feet of warehouse and office space in Emeryville, California. In February 2021 the lease was amended to include an additional approximately 10,000 square feet of space. The lease, as amended, features escalating rent with fixed annual increases of approximately 3% from January 2022 and terminates in January 2033 for all leased spaces. The Company has two options to extend the lease by 5 years at the prevailing market rent at the time of extension. The Company did not consider it reasonably certain that it would exercise these options.
In July 2019, the Company entered into an operating lease agreement to sublease approximately 76,000 square feet of laboratory and office space in Emeryville, California. The lease features escalating rent with fixed annual increases of approximately 3% starting August 2020 and terminates in March 2031. The Company has no options to extend the sublease beyond its initial term.
In October 2019, the Company entered into an operating lease agreement, which was subsequently amended, for a building containing approximately 303,000 square feet of office and laboratory space in Emeryville, California. The lease commenced in February 2021 and terminates in August 2033. The lease provides for two options to extend the term for 5 years at the prevailing market rent at the time of extension. The Company did not consider it reasonably certain that it would exercise these options. Lease payments are subject to a fixed annual escalation of approximately 3%. The lease contains free and reduced rent periods during the initial 1.5 years of the term from the commencement date. Additionally, the lease provides for tenant improvement allowances up to a total of $46.9 million.
Components of lease cost recorded in Cost and operating expenses in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2022 consisted of the following (in thousands):

Three Months Ended March 31,
2022
Operating lease cost	$8,809
Operating variable lease cost	1,619
Operating sublease income	(172)
Total lease costs	$10,256
Rent expense under operating leases, net of sublease income, was $6.3 million for the three months ended March 31, 2021.
Other information related to the Company’s operating leases for the three months ended March 31, 2022 is as follows (in thousands, except lease term and discount rate):

Three Months Ended March 31,
2022
Cash paid for amounts included in operating lease liabilities	$4,347
Weighted-average remaining operating lease term	10.50
Weighted-average incremental borrowing rate	12.59%

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Maturities of operating lease liabilities at March 31, 2022 are as follows (in thousands):

Remainder of 2022	$22,836
2023	30,972
2024	31,336
2025	30,253
2026	31,091
Thereafter	208,243
Total	354,731
Less: Interest	(166,278)
Present value of operating lease liabilities	$188,453
Maturities of operating sublease payments at March 31, 2022 are as follows (in thousands):

Remainder of 2022	$515
2023	686
2024	686
2025	114
2026	—
Thereafter	—
Total	$2,001
At December 31, 2021, total future minimum rental commitments under long-term leases, net of sublease income, with an initial term of more than one year were estimated as follows (in thousands):

2022	$26,387
2023	30,450
2024	30,630
2025	29,459
2026	30,350
Thereafter	206,587
Total	$353,863
10.    Common Stock
Equity Incentive Plans
The Company has three stock-based compensation plans – the 2021 Incentive Award Plan (the “2021 Plan”), the 2014 Stock Plan (the “2014 Plan”) and the Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2022, there were 5,435,987 shares available for the Company to grant under the 2021 Plan and 3,035,656 shares available for the Company to grant under the ESPP. The shares available for grant as of March 31, 2022 included 5,152,264 and 1,030,452 shares, respectively, for the 2021 Plan and the ESPP, which represent the annual increases of shares available for grant under those plans. Upon adoption of the 2021 Plan in April 2021, no new awards or grants are permitted under the 2014 Plan. Refer to Note 10 of the “Notes to Consolidated Financial Statements” in the Company's 2021 Form 10-K for additional information related to these stock-based compensation plans.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options with Service-based Vesting Conditions
The following table summarizes option activity under the 2021 Plan and the 2014 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2021	7,555,966	$12.55	8.15	$3,668
Options granted	—	—
Options exercised	(77,093)	$3.94
Options cancelled	(392,330)	$10.55
Outstanding - March 31, 2022	7,086,543	$12.76	7.57	$117
Unvested - March 31, 2022	4,184,738	$15.39	9.10	—
Exercisable - March 31, 2022	2,901,805	$8.96	6.02	$117
No options were granted during the three months ended March 31, 2022. The weighted average grant-date fair value of options granted was $17.42 per share, during the three months ended March 31, 2021.
The aggregate intrinsic value of stock option awards exercised, determined at the date of option exercise, was $0.1 million and $17.8 million, during the three months ended March 31, 2022, and 2021, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise.
Stock-based compensation expense for stock options is estimated at the grant date based on the fair-value calculated using the Black-Scholes option pricing model. The fair value of employee stock options is recognized as an expense ratably over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions, in periods for which options were granted:

Three Months Ended March 31,
2021
Expected dividend yield	—%
Risk-free interest rate	0.77% - 1.04%
Expected term (in years)	6.08
Expected volatility	73.43% - 74.67%
As of March 31, 2022 the Company had employee stock-based compensation expense of $35.9 million related to unvested stock options not yet recognized, which is expected to be recognized over an estimated weighted average period of approximately 2.60 years.
Stock Options with Market-based Vesting Conditions
Except as described below, the Company’s stock options with market-based vesting conditions debt is described in Note 10 of the “Notes to Consolidated Financial Statements” in the Company's 2021 Form 10-K.
As of March 31, 2022, 458,333 options remain outstanding and unvested. As of March 31, 2022, the Company has $6.1 million of stock based compensation related to these unvested stock options not yet recognized, which is expected to be recognized over an estimated weighted average period of approximately 2.27 years.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units with Service-based Vesting Conditions
The following table summarizes RSU activity (in thousands, except share and per share amounts and term):

	Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock Units as of December 31, 2021	2,475,983	$13.47
Granted	6,222,827	$3.14
Vested	(916)	$35.00
Forfeited	(253,362)	$10.37
Non-vested Restricted Stock Units as of March 31, 2022	8,444,532	$5.95
RSUs granted are valued at the market price of our common stock on the date of grant. The Company recognizes compensation expense for the fair value of RSUs ratably over the requisite service period of the awards. The total intrinsic value of RSUs vested was nominal during the three months ended March 31, 2022. As of March 31, 2022 there was $44.3 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.12 years.
Compensation Expense
Compensation expense related to stock-based awards was included in the following categories in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss in accordance with the accounting guidance for share-based payments for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of service revenue	$801	$424
Research and development	2,347	753
Sales and marketing	438	195
General and administrative	3,805	881
Total stock-based compensation	$7,391	$2,253
Compensation expense by stock-based award was as follows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options with service based vesting conditions	$3,992	$2,170
Stock options with market based vesting conditions	677	—
RSUs with service based vesting conditions	2,508	—
Non-vested stock	—	83
ESPP	214	—
Total stock-based compensation	$7,391	$2,253
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

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data) applicable to common stockholders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss, basic	$(72,116)	$(84,585)
Less: Gain on change in fair value of warrant liabilities	—	2,279
Net loss, diluted	$(72,116)	$(86,864)
Denominator:
Weighted average shares used in calculating net loss per share, basic	103,109,168	12,996,344
Effect of dilutive securities:
Warrants to purchase Series C convertible preferred stock	—	344,113
Weighted average shares used in calculating net loss per share, diluted	103,109,168	13,340,457
Net loss per share, basic	$(0.70)	$(6.51)
Net loss per share, diluted	$(0.70)	$(6.51)
The following potentially dilutive shares as of the periods ended March 31, 2022, and 2021, were excluded from the calculation of diluted net loss per share applicable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	March 31, 2022	March 31, 2021
Shares issuable under convertible preferred stock	—	68,115,459
Options to purchase common stock	7,086,543	6,429,610
Restricted stock units	8,444,532	—
Non-vested stock	—	50,430
Warrants to purchase common stock	—	242,322
Total	15,531,075	74,837,821
12.    Revenue, Credit Concentrations and Geographic Information
Revenues from research and development service agreements
The Company has primarily earned revenue by engaging in R&D service contracts. The Company also earns revenue through collaborative arrangements with partners to develop novel materials to be commercialized by the collaborative partner and the Company.
The Company’s R&D service contracts generally consist of fixed-fee multi-phase research terms with concurrent value-share and/or performance bonus payments based on developing an improved microbial strain. The research term of the contracts typically spans several quarters and the contract term for revenue recognition purposes is determined based on the customer’s rights to terminate the contract for convenience. Other payment types, typically consisting of performance bonuses or value share payments, are constrained until those payments become probable or are earned. The Company recognized performance bonuses of $0.3 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, performance bonuses the Company recognized were insignificant. For the three months ended March 31, 2022 and 2021, the Company has not recognized any royalty or value share payments.
When acceptance clauses are present in an agreement, the Company recognizes the R&D service revenue at a point in time when the R&D services provided have been accepted by the customer and the Company has a present right for payment and no refunds are permitted. The Company recognized revenue at a point in time due to customer acceptance clauses of $0.5 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table represents changes in the balances of our contract liabilities during the periods ended March 31, 2022, and 2021 (in thousands):

	December 31, 2021	Additions	Deletions	March 31, 2022
Contract liabilities:
Deferred revenue	$8,195	$600	$(2,400)	$6,395

	December 31, 2020	Additions	Deletions	March 31, 2021
Contract liabilities:
Deferred revenue	$3,014	$1,256	$(1,604)	$2,666
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
Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Remaining performance obligations consisted of the following (in thousands):

	Current	Noncurrent	Total
As of March 31, 2022	$2,165	$4,324	$6,489
The Company’s noncurrent remaining performance obligation is expected to be recognized in the next 1.1 to 3.1 years.
Grant Revenue
On October 10, 2021, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $2.9 million to discover potential natural product hits for malaria, tuberculosis, and COVID-19 targets. This grant agreement will remain in effect until February 28, 2023, unless earlier terminated by the Bill & Melinda Gates Foundation for the Company’s breach of the terms of the grant agreement, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the project.
Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $0.2 million for the three months ended March 31, 2022. As of March 31, 2022, the Company has deferred revenue of $0.8 million under this grant agreement.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Concentrations
Customers representing 10% or greater of revenue were as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Customer A	35%	11%
Customer B	26%	30%
Customer C	13%	16%
Customer D	11%	—%
Customer E	—%	18%
Customers representing 10% or greater of billed accounts receivable were as follows as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Customer D	68%	—%
Customer F	25%	68%
Customer G	—%	29%
Geographic Information
The Company's revenues by geographic region are presented in the table below for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
United States of America	$1,869	$1,232
Asia	1,252	1,421
Europe	1,670	1,082
Total revenue	$4,791	$3,735
13.    Commitments and Contingencies
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

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In addition, certain government agencies, including the SEC, have requested information related to the Company's August 3, 2021 disclosure. The Company is cooperating fully.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Using our platform we are building three businesses focused on multiple markets:
1.Advanced Materials. Our advanced materials business seeks to employ bio-advantaged molecules or microbes to develop and deliver high performance products and is currently focused on four markets: agriculture, water repellency, advanced polymers, and healthcare. In agriculture, our most advanced product aims to improve crop nutrient uptake for significant markets, including corn, wheat, and sorghum. In the water repellency program, we are developing a family of molecules that improve the water repellency characteristics of cellulosic substrates. Our advanced polymers products include our Z1 electronics film, which is being developed in partnership with Sumitomo, and use of our Z2 polymer (the basis for Hyaline, which we have discontinued) for 3D printing applications. Finally, in healthcare materials, our first products are two enzymes that are critical to produce mRNA vaccines, namely 2’-O’-Methyltransferase (“2’-O-MT”) and Vaccinia Capping Enzyme (“VCE”).
2.Drug Discovery. Our drug discovery business leverages our differentiated access to natural products as a source of diverse chemical matter provided by our unified metagenomics database (“UMDB”).
3.Automation. Our automation business offers proven automation technology to organizations interested in improving the throughput, efficiency, and reliability of their lab operations.
Our products are in various stages of development ranging from concept to pilot stage. We have not yet generated revenue from product sales (except for nominal revenue related to the sale of samples). However, most of these programs leverage data and learnings from our earlier work, which we believe enables our teams to move more quickly and precisely with each new program, and ultimately helps power our platform and make it more robust over time. For example, as part of our review of our product pipeline we researched market adjacencies for molecules we have already developed, including molecules that were the basis for Hyaline. Stemming from those efforts, we identified opportunities for using Z2 polymer in high-performance 3D printing applications.
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
Grant Revenue. Our grant revenue represents research and development activities performed under our grant agreement with the Bill & Melinda Gates Foundation to endeavor to discover potential natural product hits for malaria, tuberculosis, and COVID-19 targets. Revenue is recognized when the donor-imposed conditions are met, which is as the research and development activities are performed.
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

Results of Operations for the Three Months Ended March 31, 2022 and 2021
The following table sets forth our results of operations for the periods (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenues from research and development service agreements	$3,221	$2,614	$607	23.2%
Collaboration and other revenue	1,333	1,121	212	18.9%
Grant revenue	237	—	237	n.m.
Total revenues	4,791	3,735	1,056	28.3%
Cost and operating expenses:
Cost of service revenue	12,455	21,130	(8,675)	(41.1)%
Research and development	28,739	39,811	(11,072)	(27.8)%
Sales and marketing	3,638	6,872	(3,234)	(47.1)%
General and administrative	23,705	19,331	4,374	22.6%
Restructuring charges (benefit)	(130)	—	(130)	n.m.
Total cost and operating expenses	68,407	87,144	(18,737)	(21.5)%
Operating loss	(63,616)	(83,409)	19,793	(23.7)%
Other income (expense):
Interest income	51	43	8	18.6%
Interest expense	(8,045)	(2,727)	(5,318)	195.0%
Gain (loss) on change in fair value of warrant liabilities	—	2,279	(2,279)	(100.0)%
Other expense, net	(532)	(763)	231	(30.3)%
Total other expense	(8,526)	(1,168)	(7,358)	630.0%
Loss before income taxes	(72,142)	(84,577)	12,435	(14.7)%
Benefit from (provision for) income taxes	26	(8)	34	(425.0)%
Net loss	$(72,116)	$(84,585)	$12,469	(14.7)%
—–—–—–—–—–—–
n.m.: Not meaningful
Revenue
Revenue from research and development service agreements increased by $0.6 million, or 23%, for the quarter ended March 31, 2022 compared to the same period of the prior year. This increase was primarily due to the following:
•a $1.3 million increase due to recognition of previously received consideration that was not yet recognized as revenue as well as termination consideration upon the termination of a customer contract;
•a $0.5 million increase due to the timing of deliverables under fixed fee contracts; and
•a $0.4 million increase from new and acquired contracts
This was offset by:
•a $1.6 million decrease from contracts ending in 2021.
Collaboration and other revenue increased by $0.2 million, or 19%, for the quarter ended March 31, 2022 compared to the same period of the prior year. This increase was mainly due to the increased research activity under the collaboration agreement with Sumitomo Chemical.
Grant revenue of $0.2 million was recognized in the quarter ended March 31, 2022, all of which was related to the Bill & Melinda Gates Foundation grant agreement. No grant revenue was recognized in the same period of the prior year

Cost of Revenue
Cost of service revenue decreased by $8.7 million, or 41%, for the quarter ended March 31, 2022 compared to the same period of the prior year. This decrease was primarily due to:
•a decrease of $5.9 million in labor cost associated with the impact of the restructuring initiative implemented in 2021 and a shift of resources from performing research and development activities for third parties to performing research and development activities on our own products following the termination of certain customer contracts, net of the impact of salary increases that went into effect in 2022 to reflect current market trends;
•a decrease of approximately $1.2 million in consumables, $0.7 million in depreciation and $0.6 million in allocated rent, all due to a shift of resources from performing research and development activities for third parties to performing research and development activities on our own products and cessation of certain customer agreements. The decrease in depreciation was offset by a modest increase due to investment in both lab equipment and facilities throughout 2021 resulting in higher overall depreciation and amortization expenses. The decrease in allocated rent was partially offset by an increase in overall rent due to the expansion of our real estate footprint, including the addition of a new company headquarters, which is currently under development; and
•a decrease in the use of contract research resources of $0.6 million due mainly to the decreased external resource need of an early stage customer development work which we pursued in 2021.
This was offset by:
•an increase of approximately $0.4 million in stock-based compensation, partly due to RSUs awarded in connection with a retention program and the impact of the issuance of options with market-based vesting conditions in 2021.
Operating Expenses
Research and development
Research and development expense decreased by $11.1 million, or 28%, in the quarter ended March 31, 2022 compared to the same period of the prior year. The overall decrease was primarily due to:
•a decrease of approximately $3.5 million in labor costs associated with the impact of the restructuring initiative implemented in 2021 which was offset by an expansion of resources focused on research and development activities, and the impact of salary increases that went into effect in 2022 to reflect current market trends; and
•a $13.3 million decrease in manufacturing and lab consumables and subcontractors expenses, largely attributable to discontinued development of Hyaline and our insect repellent products during 2021. The decrease was partially offset by increased spend on other internally developed programs in our drug discovery pipeline as well as our water repellency programs and the application of our Z2 polymer for 3D printing.
This was offset by:
•a $1.9 million increase in allocated rent due to the expansion of our real estate footprint, including the addition of a new company headquarters, which is currently under development, and a higher allocation of rent costs as a result of a shift in focus of employees to research and development activities for our own products following the termination of some customer contracts;
•an increase of approximately $1.6 million in stock-based compensation expense, partly due to the increase in resources allocated to our own product development from customer research and development activities, the impact of the issuance of options with market-based vesting conditions and RSUs awarded in connection with a retention program in 2021, and the vesting of awards under the ESPP; and
•a $2.0 million increase in depreciation attributable to the investment in both lab equipment and facilities, the increased amortization from developed technology intangibles after the acquisition of Lodo Therapeutics in the second quarter of 2021, as well as a higher allocation of depreciation and amortization costs as a result of the shift in focus of employees to the development of our own products following the termination of certain customer contracts; and
•a $0.2 million increase in other expenses.
Sales and marketing
Sales and marketing expense decreased by $3.2 million, or 47%, in the quarter ended March 31, 2022 compared to the same period of the prior year. This decrease was primarily due to:
•a decrease of approximately $1.8 million in labor costs attributable to the impact of the restructuring initiative and personnel attrition, which was partially offset by the impact of salary increases that went into effect in 2022 to reflect current market trends; and

•a $1.9 million decrease in expense related to subcontractors. This was largely due to reduced public relations and marketing spend compared to 2021 which was driven by high customer and brand marketing activities, including brand marketing activities leading up to our initial public offering in April 2021.
This was offset by:
•an increase of approximately $0.2 million in stock-based compensation expense, partly due awards issued in relation to a retention program and options with service-based vesting conditions issued to executives hired in 2021;
•a $0.1 million increase in allocated rent due to the expansion of our real estate footprint, including the addition of a new company headquarters, which is currently under development; and
•a $0.1 million increase in each of depreciation and other expenses.
General and administrative
General and administrative expense increased by $4.4 million, or 23%, in the quarter ended March 31, 2022 compared to the same period of the prior year. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of approximately $2.9 million in stock compensation expense due to RSUs granted in a retention program and options with service-based vesting and RSUs granted to executives hired in 2021, including awards granted to our Acting CEO; and
•an increase of approximately $1.4 million in allocated rent due to an increase in our overall real estate cost mainly due to the addition of a new company headquarters, which is currently under development; and
•a $0.1 million increase in depreciation and software costs associated with investment in our facilities and resulting higher depreciation; and
•a $0.5 million increase in other expenses mainly related to an increase in insurance costs.
This was offset by:
•a $0.5 million decrease in labor costs attributable to the impact of the restructuring initiative and personnel attrition, which was partially offset by the impact of salary increases that went into effect in 2022 to reflect current market trends.
Restructuring charges
We recorded a benefit of $0.1 million in restructuring charges in the quarter ended March 31, 2022, and we did not record any restructuring charges in the corresponding prior year period. The benefit mainly resulted from a vendor refund on a terminated contract manufacturing contract previously included in restructuring charges.
Interest income (expense)
Interest income was flat in the quarter ended March 31, 2022 compared to the same period of the prior year.
Interest expense increased by $5.3 million, or 195%, in the quarter ended March 31, 2022 compared to the same period of the prior year. This increase was primarily due to the October 2021 amendment of our term loan, which resulted in the accretion of an end-of-term payment, additional discount amortization and acceleration of debt discount amortization.
Gain (loss) on change in fair value of warrant liability
No change in fair value of warrant liability was recorded in the quarter ended March 31, 2022, as all warrants were exercised effective with our initial public offering (“IPO”) in April 2021. The gain of $2.3 million in the same period of the prior year was primarily due to the assumption used in the valuation of the warrants which, as of March 31, 2021, used a weighted average value derived from a Black-Scholes-Merton (“BSM”) option model with a term consistent with the time to the expected IPO date as of March 31, 2021 based on the expectation that the warrant would be exercised at the IPO (conditioned upon the consummation of a public offering of our common stock on or prior to June 30, 2021) and the value derived from the option pricing model with a term consistent with the remaining term until a future liquidity event, other than the IPO scenario described above.
Liquidity, Capital Resources and Plan of Operations
From our inception through March 31, 2022 we have incurred significant operating losses and negative cash flows from our operations as we developed our platform and products.

We have not yet generated revenue from product sales (except for nominal revenue related to the sale of samples) and expect product revenue to be immaterial in 2022. We have implemented measures to reduce our costs to extend our cash runway, including conducting two reductions in force eliminating approximately 220 positions during 2021 and restructuring some of our expenses. As a result of these activities we believe that we will have sufficient cash to continue to fund our operations to the middle of 2023. We expect we will need additional funds to meet operational needs and capital requirements for product development and commercialization.
To date, we have financed our operations primarily with proceeds from the sale of shares through our initial public offering, the sale of convertible preferred stock, proceeds from debt arrangements and revenue from R&D service and collaboration and other arrangements. We had unrestricted cash and cash equivalents as of March 31, 2022 of $337.0 million.
Capital expenditures were $4.8 million in the quarter ended March 31, 2022 and were related primarily to the purchases of laboratory equipment and facilities improvements. We expect capital expenditures to increase on an absolute dollar basis in the short term as we continue to build out our new headquarters in Emeryville, CA.
Our primary uses of capital are, and we expect will continue to be for the near future, personnel costs, product pipeline development and commercialization costs, platform development costs, laboratory and related supplies, legal, patent and other regulatory expenses and general overhead costs. We may also pursue acquisitions, investments, joint ventures and other strategic transactions.
We expect to need substantial additional funding to pursue our growth strategy and support continuing operations. Until such time as we can generate significant revenue from product sales or other customer or collaboration arrangements to fund operations, we expect to require additional capital to fund our operations, which may include capital from the issuance of additional equity, debt financings or other capital-raising transactions. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Our ability to obtain additional funding will depend on a variety of factors, many of which are unpredictable and beyond our control, including general conditions in the global economy and in the global financial markets, which may be impacted by interruptions, delays and/or cost increases resulting from the ongoing COVID-19 pandemic, political instability or geopolitical tensions, such as the Ukraine War, economic weakness, inflationary pressures, or other factors. If the equity and credit markets deteriorate, including as a result of economic weakness, a resurgence of COVID-19, political unrest or war, including the Ukraine War, or any other reason, such deterioration may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and, if obtained, such financing may be more costly or more dilutive. If we are unable to raise capital when needed, we will need to delay, reduce or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans.
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
We are subject to various affirmative and negative covenants pursuant to the Perceptive Credit Agreement, and our borrowings are secured by liens on substantially all of our assets. See “Risk Factors—The Perceptive Credit Agreement provides our secured lender with liens on substantially all of our assets, including our intellectual property, contains financial covenants and other restrictions on our actions, which may cause significant risks to our stockholders and may impact our ability to pursue certain transactions and operate our business, and provides that a material adverse change constitutes an event of default.” As of March 31, 2022, we were in compliance with our covenants under the Perceptive Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(44,743)	$(83,048)
Net cash used in investing activities	$(4,678)	$(8,639)
Net cash provided by financing activities	$303	$4,329
Net Cash Used in Operating Activities
The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.
Net cash used in operating activities for the three months ended March 31, 2022 of $44.7 million primarily related to our net loss of $72.1 million, adjusted for non-cash charges of $23.0 million and net cash inflows of $4.4 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment, stock-based compensation, non-cash lease expense and non-cash interest expense related to the amortization of the debt discount and accretion of the end-of-term payment related to our Perceptive debt. The main drivers of the changes in operating assets and liabilities were a decrease of $0.7 million in accounts receivable (billed and unbilled), a $2.8 million increase in accounts payable and a decrease in net other assets and liabilities of $1.4 million. These changes resulted in a cash inflow and were partially offset by cash outflows resulting from a $2.0 million decrease in deferred revenue.
Net cash used in operating activities for the three months ended March 31, 2021 of $83.0 million primarily related to our net loss of $84.6 million, adjusted for non-cash charges of $5.3 million and net cash outflows of $3.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment, stock-based compensation, and gain on fair value change of warrant liability. The main drivers of the changes in operating assets and liabilities were a $6.5 million decrease in accounts payable, accrued expenses and other liabilities resulting primarily from a pay down of vendor balances; an increase in inventories of $0.7 million, a $0.7 million increase in other current assets and a decrease of $0.3 million in deferred revenue. These changes resulted in a cash outflow and were partially offset by cash inflows resulting from an increase in deferred rent of $3.1 million, resulting from the straight-line impact of leases, and a reduction in prepaid expenses of $1.0 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $4.7 million for the three months ended March 31, 2022 and mainly related to the purchase of property and equipment, of which a substantial majority related to purchases of laboratory equipment and facilities improvements.
Net cash used in investing activities was $8.6 million for three months ended March 31, 2021 related to the purchase of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.3 million for three months ended March 31, 2022, which consisted of the exercise of common stock options.
Net cash provided by financing activities was $4.3 million for the three months ended March 31, 2021, which consisted primarily of proceeds from the repayment of non-recourse loans and the exercise of common stock options.
Off Balance Sheet Arrangements
As of March 31, 2022 and 2021, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off balance sheet arrangements or other purposes.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, except as described below.
Leases
We adopted FASB ASC 842 on January 1, 2022. We determine if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether we have the right to control the identified asset. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.
We have a variety of different types of operating leases, the specific terms and conditions of which vary from lease to lease. Certain operating lease agreements include terms such as: (i) renewal and early termination options; (ii) tenant improvement allowances; and (iii) rent escalation clauses. The lease agreements also include provisions for the maintenance of the leased asset and payment of lease related costs. We review the specific terms and conditions of each lease and, as appropriate, renewal or termination options reasonably certain to be exercised are included in the Company’s lease terms.. Our leases do not contain any residual value guarantees.
Our lease agreements include rental payments that may be adjusted in the future based on economic conditions and others include rental payments adjusted periodically for inflation. Variable lease expense is disclosed for the adjusted portion of such payments. Lease income, attributable to subleases, is recognized in Cost and operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss, as the sublease activity is outside our normal business operations.
Currently, underlying assets classes for our leases are as follows: (i) real estate, (ii) office equipment, (iii) lab equipment, (iv) contract manufacturing/research assets, and (v) vehicles.
Lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the non-cancelable lease term. Right-of-use assets are recognized for the amount of the lease liability, adjusted for any lease payments made prior to or on lease commencement, lease incentives received and initial direct costs incurred, as applicable. As most of our operating leases do not provide an implicit rate, as such, we use an estimated incremental borrowing rate based on information available at the date of adoption and subsequent lease commencement dates in calculating the present value of its operating lease liabilities. The incremental borrowing rate is determined using the our synthetic credit rating, adjusted for a credit premium, historical recovery rates of secured debt, and the respective tenor’s risk-free rates determined using U.S. Treasury rates.
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
Our management, with the participation and supervision of our acting Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our acting Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are currently in and may, from time to time, become involved in legal proceedings arising in the ordinary course of our business. For example, on August 4, 2021, a putative securities class action was filed on behalf of purchasers of our common stock pursuant to or traceable to the registration statement for our initial public offering (“IPO”). The action is pending in the United States District Court for the Northern District of California, and is captioned Shankar v. Zymergen Inc. et al., Case No. 3:21-cv-06028-JCS. The action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) in connection with our IPO, names the Company, certain of our current and former officers and directors, our IPO underwriters, and certain stockholders as defendants and seeks damages in an unspecified amount, attorneys’ fees, and other remedies. We intend to defend vigorously against such allegations.
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
In addition, certain government agencies, including the Securities and Exchange Commission (“SEC”), have requested information related to our August 3, 2021 disclosure. The Company is cooperating fully.
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
•Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.
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
We have not yet generated revenue from product sales (except for nominal revenue related to the sale of samples) and expect product revenue to be immaterial in 2022. During the second half of 2021, we conducted an assessment of our target markets and the fit of the products in our pipeline to those markets (the “Portfolio Review”) to assess our target markets and the fit of the products in our pipeline to those markets. As a result of our Portfolio Review, we determined to focus on a smaller number of programs that we believe capitalize on our capabilities and provide clear commercial opportunities. As a result, we discontinued our electronics film programs, other than Z1, which is partnered with Sumitomo Chemical, because emerging data on the market segment we were targeting with Hyaline and other electronics films indicated a smaller near-term opportunity than previously expected. We also discontinued our consumer care programs, including our insect repellent, Z2, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of Z2, it could not be produced and distributed at a price point competitive with incumbent products. Following our Portfolio Review, we are focused on our advanced materials business, including agriculture, water repellency, advanced polymers, and healthcare, as well as our drug discovery and automation businesses. We are also investing heavily in research with the goal of building a pipeline of new opportunities. We do not currently know which, if any, of our future products will be successfully commercialized, we do not have a firm pipeline of customers or visibility on commitments, and our prospects for sales of our products are highly uncertain. In addition, if we are unable to commercialize or generate revenue from the products in our focus areas, we may be unable to identify or develop suitable alternative product candidates in a timely manner or at all. If we are unable to successfully commercialize or generate revenue from product sales, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations would be materially and adversely affected and the value of our common stock could decline.
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
We recently implemented several cost reduction measures, including reductions in force in the fall of 2021 that resulted in the elimination of approximately 220 positions and the discontinuation of a number of programs. We believe that following these measures we will have sufficient capital to support our operations to the middle of 2023, but our estimates of our future costs and the resources required to support our operations may prove incorrect, and we may be unable to support our operations for such period. For example, widespread inflationary pressures exist across global economies, which could result in the costs to support our operations exceeding our estimates. Further, global economic, financial, and political conditions, such as a resurgence of COVID-19, political unrest or war, including the current war in Ukraine (the “Ukraine War”), a weakening economy or any other disruption of the global economy or financial markets, could result in a variety of risks to our business, including further inflation or other increases to the costs of our operations. In addition, our recent reductions in force, and any future reductions in force or other cost-cutting measures, could adversely affect our ability to attract and retain employees, which could require us to expend more resources on employee attraction and retention than we currently anticipate. Even if our efforts to reduce our operating costs are successful, our resources may not be sufficient to support our current research, development or commercialization efforts to success, and we may have insufficient resources to invest in research, development or commercialization of otherwise promising future programs or activities, either of which could be detrimental to the success of our programs or our strategy and our ability to commercialize and generate revenue from our products. Any inability to support our operations could also require us to raise additional capital. See the risk factor titled “—We expect to need to raise additional capital to fund our operations, which we may not be able to obtain on favorable terms, or at all, and which, if obtained, may cause dilution to our stockholders or cause us to further limit our operations.” If we do not have sufficient funds to support our programs, then our programs, business, financial condition and results of operations may be materially and adversely affected.

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
We have incurred significant operating losses in each period since our inception. Our operating losses reflect the substantial investments we made to develop our platform and to work on the development of our products. We incurred net losses of $72.1 million and $84.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $1.2 billion. We have not yet generated revenue from product sales (except for nominal revenue related to the sale of samples) and expect product revenue to be immaterial in 2022. We expect our losses to continue for the foreseeable future as we continue to invest significant additional funds toward ongoing R&D as we develop new products. We have recently implemented several cost reductions measures, but incurred increased operating costs in 2021 given the external consultants that we engaged to assist with our Portfolio Review and development of our new strategic plan and one-time restructuring costs. We may incur additional similar costs in the future. Further, our limited operating history makes it difficult to effectively plan for and model future growth, revenue and operating expenses. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including whether or when we achieve market acceptance of our products, product and platform development, our ability to develop and commercialize new products, our ability to scale our manufacturing capacity, our ability to manufacture products with a fermentation-produced biomolecule and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability or it may take longer than we anticipate. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
We expect to need to raise additional capital to fund our operations, which we may not be able to obtain on favorable terms, or at all, and which, if obtained, may cause dilution to our stockholders or cause us to further limit our operations.
Following our recent implementation of several cost reduction measures to better align our operating costs to our extended runway, we believe that we will have sufficient capital to support our operations to the middle of 2023. Until such time as we can generate significant revenue from product sales or other customer arrangements to fund operations, we expect to require additional capital to fund our operations, which may include seeking capital from the issuance of additional equity, debt financings or other capital-raising transactions. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our ability to obtain additional funding will depend on a variety of factors, many of which are unpredictable and beyond our control, including general conditions in the global economy and in the global financial markets, which may be impacted by interruptions, delays and/or cost increases resulting from the ongoing COVID-19 pandemic, political instability or geopolitical tensions, such as the Ukraine War, economic weakness, inflationary pressures or other factors. If the equity and credit markets deteriorate, including as a result of economic weakness, a resurgence of COVID-19, political unrest or war, including the Ukraine War, or any other reason, such deterioration may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and, if obtained, such financing may be more costly or more dilutive. The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, our shareholders would experience dilution. Any preferred equity securities issued also would likely provide for rights, preferences or privileges senior to those of holders of our common shares. If we raise funds by issuing debt or convertible debt securities, those securities would have rights, preferences and privileges senior to those of holders of our common shares. Debt and convertible debt financing and preferred equity financing, if available, would increase our fixed payment obligations and may also involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making product acquisitions, making capital expenditures or declaring dividends. For example, the Perceptive Credit Agreement contains restrictions on our ability to purchase or dispose of assets and has other affirmative or negative covenants that impact how we run our business. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or pipeline products or to grant licenses on terms that may not be favorable to us.
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
As a business with a limited operating history, we have encountered unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. For example, as a result of our Portfolio Review, we discontinued our electronics film programs, other than Z1, which is partnered with Sumitomo Chemical, because emerging data on the market segment we were targeting with Hyaline and other electronics films indicated a smaller near-term opportunity than previously expected. We also discontinued our consumer care programs, including our insect repellent, Z2, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of Z2, it could not be produced and distributed at a price point competitive with incumbent products. We are now focused on opportunities in advanced materials, drug discovery and automation, which are areas in which we have a limited operating history and which may present expenses, difficulties, complications, delays and other obstacles that we do not currently foresee.
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
We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries, such as our recent decision to focus on opportunities in advanced materials, drug discovery, and automation and our determination to discontinue our electronics film programs, other than Z1, which is partnered with Sumitomo Chemical, and our consumer care programs, including our insect repellent, Z2. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected.

The size of the market for our products and solutions may be smaller than estimated and new opportunities may not develop as quickly as we expect, or at all.
The demand for our products and solutions is new and evolving, making it difficult to predict with any accuracy the total potential demand for our current and future products and solutions. Our estimates of the annual total addressable markets and serviceable addressable markets for our current and future products and solutions are based on a number of internal and third-party estimates and assumptions. In addition, our strategy involves building our drug discovery and automation businesses, which we have only recently launched, and we have limited experience marketing these solutions to biopharmaceutical or other customers. Sales of new products or solutions may take several years to develop and mature, if at all, and these opportunities may not develop as we expect. As a result, the sizes of the annual total addressable markets and serviceable addressable markets for our products and solutions are even more difficult to predict. Our assumptions regarding and the data underlying our estimates of the total annual addressable markets and serviceable addressable markets may not be correct, and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the annual total addressable markets and serviceable addressable markets for our products and solutions may be incorrect. The future growth of our current and future products and solutions depends on many factors, including factors that are beyond our control, such as recognition and acceptance of our products and solutions by our customers and the growth, prevalence and costs of competing products and solutions. Such recognition and acceptance may not occur in the near term, or at all. If demand for our current and future products and solutions is smaller than estimated or does not develop as we expect, our growth may be limited and our business, financial condition and operational results may be adversely affected. For example, as a result of our Portfolio Review, we discontinued our electronics film programs, other than Z1, which is partnered with Sumitomo Chemical, because emerging data on the market segment we were targeting with Hyaline and other electronics films indicated a smaller near-term opportunity than previously expected.
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
We utilize our drug-discovery platform, which combines access to our Unified Metagenomics Database (“UMDB”) with our machine learning and synthetic biology capabilities, to identify drug candidate leads for further development and potential commercialization by partners or internally. As a result, the quality and sophistication of our drug discovery platform and capabilities is critical to our ability to conduct our research and discovery activities and to deliver promising molecules. In particular, the success of our drug discovery business depends, among other things, on:
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
•the timing and scope of any approvals that may be required by the Food and Drug Administration ("FDA") or any other regulatory body for drugs that are developed based on leads we discover;
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
We seek to use our drug discovery platform to offer drug-discovery solutions to partners who are engaged in drug discovery and development. Our potential partners include pharmaceutical companies, biotechnology companies of varying sizes, and non-profit and government organizations. While we expect that we would receive upfront payments generated through our receipt of technology access fees and discovery research fees for performing research activities for our partners, we estimate that the vast majority of the economic value of any contracts that we enter into with drug discovery partners will be in the downstream payments that are payable if certain milestones are met or approved products are sold. As a result, the success of our drug discovery business will depend on the ability of our partnerships to successfully develop and commercialize therapies based on drug candidate leads discovered using our drug discovery platform. Due to our initial plan to rely on partners in our drug discovery business, the risks relating to product development, regulatory clearance, authorization or approval and commercialization will apply to us derivatively through the activities of our partners, but we will face the same risks with any drug candidates that we develop on our own. There can be no assurance that drug candidate leads that we discover will be successfully developed, approved or commercialized. As a result, we may not realize the intended benefits of our partnerships. We launched our drug discovery business in 2022 and have not yet executed any new partnerships since that launch.
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
Our automation solutions, including our Reconfigurable Automation Carts (“RACs”) and Automation Control Software (“ACS”), use a substantial amount of proprietary software and complex technological hardware, some of which is still subject to further development and testing, to operate. The development and implementation of such advanced technologies is inherently complex, and requires coordination with our vendors and suppliers in order to integrate such technology into our products and ensure it interoperates with other complex technology as designed and as expected.
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
As part of our automation solution, we will offer customers our support to resolve technical issues relating to our automation offerings, including hardware and software. We anticipate that customers will rely on us to troubleshoot problems with the performance of our automation solutions, design customized automation systems, inform them about the best way to set up and analyze various types of experiments, among other services and advice. We just launched our automation business in early 2022 and do not yet have significant experience responding to external customer demands. We may be unable to resolve problems that customers encounter with our solution quickly enough to accommodate their needs or at all. Additionally, we may experience short-term increases in customer demand for these support services, particularly as we roll out new implementations of our solutions and may not have sufficient resources to adequately satisfy those demands. Our effective and prompt response to customer demands will depend upon our ability to attract, train, retain and motivate highly qualified engineers and other personnel to perform customer service and troubleshooting tasks. In addition, certain problems may require us to go on-site at a customer's location to troubleshoot, and our current business model will need to adequately scale to enable timely support for customers that are located outside the San Francisco Bay Area. Increased customer demand for our services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, we expect that our sales process for automation will be highly dependent on the reputation of our solutions and business and on positive recommendations from existing customers. Any failure to offer high-quality technical support, or a market perception that we do not offer high-quality support, could adversely affect our reputation, our ability to sell our automation solutions and our business and operating results.

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
Further, the variety of our products and different industries as well as pricing pressures and other factors may lead to challenges in scaling production across our product portfolio as well as adapting our platform to solve different development problems arising in the development processes. We also may depend on third parties for the supply of key inputs and various components and for manufacturing capacity, making our ability to develop new products complex and subject to risks and uncertainties regarding commercial feasibility, timing and satisfactory technical performance of products. For example, as a result of the COVID-19 pandemic, the inability to travel delayed the establishment of our Hyaline manufacturing capacity and delayed the process of selecting and vetting contract manufacturing organizations (“CMOs”) for our insect repellent product, Z2, and we experienced delays at our U.S. CMO site for Hyaline and at a key supplier of a raw material for Hyaline and one of our other optical film products. If we experience additional problems or delays in developing our pipeline products, we may be subject to further unanticipated costs, including the loss of customers or potential customers. Additionally, even after the incurrence of significant costs to develop a product, we may not be able to solve development problems or develop a commercially viable product at all. For example, we launched our first product, Hyaline, in December 2020, but as a result of our Portfolio Review determined to discontinue our electronics film programs, other than Z1, which is partnered with Sumitomo Chemical, because emerging data on the market segment we were targeting with Hyaline and other electronics films indicated a smaller near-term opportunity than previously expected. We also discontinued our consumer care programs, including our insect repellent, Z2, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of Z2, it could not be produced and distributed at a price point competitive with incumbent products. If we do not achieve the required technical specifications or successfully manage our new product development processes, or if development work is not performed according to schedule, then our revenue growth from new products may be prevented or delayed, and our business and operating results may be harmed.
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
In December 2019, we entered into a credit and guaranty agreement with Perceptive Credit Holdings II, LP and PCOF EQ AIV II, LP (the “Perceptive Credit Agreement”), which was amended and restated in February 2021 and further amended in October 2021 (the “October 2021 Amendment”), pursuant to which the secured lender agreed to provide us with a $100 million credit facility. As of March 31, 2022, our debt under this credit facility totaled $50 million in principal amount outstanding. During the course of 2020 and into 2021, we sought and obtained various default waivers and amendments under this agreement due to our inability, or anticipated inability, to comply with certain of our covenants relating to the treatment of our acquisitions as permitted transactions under the terms of the Perceptive Credit Agreement, the achievement of quarterly revenue milestones, the timing for consummation of specified debt or equity transactions and the timing for delivery of audited financials for the year ending December 31, 2019. As a result of the amendments and waivers to the Perceptive Credit Agreement, we regained compliance with the applicable covenants under the agreement. The October 2021 Amendment shortened the term of the loan by moving the final maturity date to June 2022. Pursuant to the terms of the October 2021 Amendment we also deposited funds equal to the remaining outstanding principal amount of the loans under the Credit Agreement plus interest through the maturity date and further prepayment premium into a blocked account controlled by the administrative agent, which was released in November 2021 upon the administrative agent’s completion of diligence to its reasonable satisfaction regarding our anticipated operating costs and budget through the maturity date. We will be required to utilize cash that would otherwise be available to support our operations to repay this indebtedness when it becomes due.

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
Our restructuring activities have resulted in the impairment of certain manufacturing equipment and may result in impairment of additional assets in the future. Impairment may result from, among other things, decisions to discontinue a program or dispose of assets, deterioration in our stock price or adverse market conditions. For example, in connection with our decision to discontinue our electronics film programs, other than Z1, which is partnered with Sumitomo Chemical, we determined that certain assets used solely for our electronics film program were impaired and recorded a non-cash impairment charge of $11.8 million related to that equipment during 2021. In addition, we incurred $8.7 million in severance and employee-related restructuring charges, $3.7 million of contract termination costs and $4.6 million in consulting fees in 2021 related to our restructuring activities. We may incur further restructuring charges or impairment charges with respect to restructuring activities that we expect to complete through the first half of 2022 or as a result of the recent decline in our stock price or adverse market conditions, among other things. Determining whether an impairment exists and the amount of the impairment involves quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events or new information may change management’s valuation of assets in a short amount of time. The timing and amount of impairment charges recorded in our consolidated statements of operations and write-downs recorded in our consolidated balance sheets could vary if management’s conclusions change. Any impairment of assets, which will result in non-cash charges against earnings, or other restructuring costs that we incur could have a material adverse effect on our financial condition and results of operations.

If goodwill, other intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.
We have recorded a significant amount of goodwill in our condensed consolidated financial statements. As of March 31, 2022, goodwill recorded on our consolidated balance sheet totaled $40.6 million. We review goodwill for impairment on at least an annual basis and at any interim date whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We review our other intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances (i.e., information that indicates an impairment might exist) could include: a significant sustained decrease in the market price of our common stock; current period cash flow losses or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; slower growth rates in our industry; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; loss of significant customers or partners; or the current expectation that the assets will more likely than not be sold or disposed of significantly before the end of their estimated useful life. We tested goodwill for impairment in the first quarter of 2022. Based on our analysis, we determined that the fair value of goodwill at the reporting unit level exceeded the carrying value and that no impairment was necessary as of March 31, 2022. Nevertheless, we may experience additional events or changes in circumstances in the future that we determine to be indicators of impairment and that may in turn require us to undertake impairment analysis in future periods. For example, the market price of our common stock has declined significantly in recent periods and may continue to decline in the future. If declines in the market price of our common stock cause the total book value of our company, including goodwill, to exceed its fair value, or if other circumstances and judgments require us to recognize impairment, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible or long-lived assets is determined, resulting in an adverse effect on our financial condition and results of operations.
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
Even if we are successful in continuing to build our product pipeline through the use of our platform, not all potential pipeline products we identify will be suitable for development and use in commercial products. For example, as a result of our Portfolio Review, we discontinued our electronics film programs, other than Z1, which is partnered with Sumitomo Chemical, because emerging data on the market segment we were targeting with Hyaline and other electronics films indicated a smaller near-term opportunity than previously expected. We also discontinued our consumer care programs, including our insect repellent, Z2, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of Z2, it could not be produced and distributed at a price point competitive with incumbent products.
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
The synthetic biotech and, to a lesser extent, the petrochemical industries, are characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry demands and standards. Our future success will depend on our ability to develop and launch new products that address the evolving needs of our customers on a timely and cost-effective basis, to continually improve the products we are developing and producing and to pursue new market opportunities that develop as a result of technological and scientific advances. Due to the significant lead time involved in launching a new product, we are required to make a number of assumptions and estimates regarding the commercial feasibility of a new product, including assumptions and estimates regarding the size of an emerging product category and demand for those products, our ability to penetrate that emerging product category, customer adoption of a downstream product, the existence or non-existence of products being simultaneously developed by competitors, potential market penetration and obsolescence. As a result, it is possible that we may introduce a new product that has been displaced by the time of launch, addresses a market that no longer exists or is smaller than previously thought, that end-consumers do not like or otherwise is not competitive at the time of launch, in each case after the incurrence of significant costs to develop such product. For example, as a result of our Portfolio Review, we discontinued our electronics film programs, other than Z1, which is partnered with Sumitomo Chemical, because emerging data on the market segment we were targeting with Hyaline and other electronics films indicated a smaller near-term opportunity than previously expected. We also discontinued our consumer care programs, including our insect repellent, Z2, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of Z2, it could not be produced and distributed at a price point competitive with incumbent products. Any extended product qualification process and other delays in the timelines for launching our products may exacerbate these risks. The ultimate success of our products, even if successful in meeting the technical needs of our customers, may be dependent on the success of our customers within that market which, in each case, may not reach the size anticipated by us or may be replaced by another emerging product category.
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
For the quarter ended March 31, 2022, our cost of disposable lab equipment, raw materials and synthetic biology materials and services accounted for a significant portion of our total cost of revenue. In the event of significant price increases by suppliers, including as result of inflation, we may have to pass the increased costs to our customers. However, we may not be able to raise the prices of our products sufficiently to cover increased costs resulting from increases in the cost of our materials and services, overcome the interruption of a sufficient supply of materials or services for our pipeline products or products, or adequately reduce supplier costs. As a result, materials and services costs, including any price increase for our materials and services may negatively impact our business, financial condition and results of operations.

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
Substantially all of our revenue to date has been generated from R&D service contracts and collaboration arrangements. For example, we have entered into a collaboration agreement with Sumitomo Chemical which led to the development of Z1. Over the next several years, our goal for our advanced materials business is to commercialize our products, and we expect revenue from R&D and collaboration arrangements to represent a smaller component of our total revenue. However, in the near term, we expect to continue generating revenue from R&D service agreements and collaborations and expect to pursue additional arrangements with new or existing partners as we seek to enter new industry verticals. Further, for our recently launched drug discovery business, we expect revenue from collaborations to represent the majority of our revenue from such business for the foreseeable future. Collaborations with strategic partners are necessary to successfully commercialize our existing and future products. The terms of our collaboration agreements typically include one or more of the following: joint ownership of the new intellectual property, assignment of the new intellectual property to either us or the collaborator, either exclusive or non-exclusive licenses to the new intellectual property to us or the collaborator and other restrictions on our sole use of developments, such as non-competes and rights of first refusal. Our collaboration agreements also typically include one or more of the following: payments for the R&D services to be performed, milestone payments to be received upon the achievement of the milestone events defined in the agreements, revenue-sharing and royalty payments upon the commercialization of the molecules or microbes in which we share in the customer’s profits.
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

Many factors may impact the success of such collaborations, including our ability to perform our obligations, our collaborators’ satisfaction with our products and services, our collaborators’ participation and interest in supporting commercialization of products, and exposure to the risks of our collaborators. Like us, many of our collaborators are exposed to a number of risks, any of which could impact their ability to fulfill their obligations under our collaboration agreements, which in turn would adversely impact our ability to derive the anticipated benefits from these collaboration agreements. In addition, most of these agreements do not affirmatively obligate the other party to commercialize a product we have developed for them or to purchase specific quantities of any products. Some agreements do not require funding all R&D costs necessary to bring products to market. We may encounter numerous uncertainties and difficulties in developing, manufacturing and commercializing any new products subject to these collaboration arrangements that may delay or prevent us from realizing their expected benefits or enhancing our business, including uncertainties on the feasibility of taking new molecules to commercial-scale. Further, we have in the past and may in the future have disputes with our collaborators, which may harm these relationships or require us to settle the disputes on unfavorable terms. It is possible that these agreements could result in restrictions on our ability to use molecules which have been discovered through the collaborations, which could restrict our ability to commercialize certain products in the future. For example, Z1, our optical film product, was developed through our collaboration with Sumitomo Chemical. In that agreement, we agreed to exclusive cooperation activities with Sumitomo Chemical within the defined field, as well as a right of first offer for Sumitomo Chemical to use Sumitomo Chemical technology or items developed for Sumitomo Chemical outside of the defined field. However, Sumitomo Chemical is not obligated to commercialize or support commercialization of any products developed through our collaboration. Sumitomo Chemical's continued interest and support in developing products, scaling up manufacturing for existing and new pipeline products, evaluating the market opportunity, providing potential sales channels or access to customers, and conducting sales and marketing activities will have an effect on the commercialization of Z1 and our ability to access this market.
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
We use biological and chemical materials, some of which are hazardous, that require considerable expertise and expense for handling, storage and disposal and may result in claims against us.
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
The full impact of the continuing COVID-19 pandemic and related public health measures on our business will depend largely on future developments, including the duration and severity of the pandemic, which remains highly uncertain. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 caused by a novel strain of coronavirus as a pandemic, which continues to spread throughout the United States and around the world. Since then, extraordinary actions have been taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 throughout the world. These actions include travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Although these health and safety precautions were loosened in many jurisdictions in 2021 and continuing into 2022, beginning in early July 2021 new variants of COVID-19, including the Delta and Omicron variants, emerged and have caused surges in COVID-19 cases globally. The further impact of the Delta and Omicron variants, or any other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the applicable variant and the response by governmental bodies and regulators, including whether those precautions previously loosened are reinstated.
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking, including in response to the outbreak of variants. For example, as part of these efforts and in accordance with applicable government directives, we initially reduced and then temporarily suspended on-site operations at our facilities in Emeryville and Boston in late March 2020. In addition, we began restricting non-essential travel and temporarily reduced salaries of our executives. As a result of the travel restrictions, we limited in-person sales and marketing activities and in-person visits to our partners, customers and manufacturers. We have continued to operate within the rules applicable to our business; however, a continuing implementation of these governmental mandates could further impact our ability to operate effectively and conduct ongoing R&D or other activities.
Governmental mandates related to COVID-19, as well as other infectious diseases or public health crises, have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries. The pandemic has caused substantial disruption in global supply chains. We have experienced shortages in some of our key supplies, including materials required in our labs. For example, we experienced delays at a key supplier of a raw material for our electronics films prior to our decision to discontinue those programs. In addition, the inability to travel delayed the establishment of our Hyaline manufacturing capacity and delayed the process of selecting and vetting CMOs for our insect repellent, Z2, prior to our decision to discontinue those programs. As a result of the restrictions, we also experienced a partial suspension in servicing our R&D services contracts and the development of our own products. This occurred for the duration of the suspension of our on-site operations and for a period afterward as we ramped the operation back up and adopted the new work practices. This resulted in an approximate reduction in R&D services revenue of $0.7 million from existing contracts, not recognized before the year ended December 31, 2020.

In addition, limitations on our ability to travel and restrictions on our ability to conduct site visits or conduct in-person meetings with our customers due to the COVID-19 pandemic may have contributed to issues we identified in the product qualification process for Hyaline. Although such challenges did not contribute to our recent determination to discontinue most of our electronics film programs, difficulties and delays such as those we have experienced and may experience in the future have prevented and may in the future prevent us from meeting our operating and financial goals, both in general and within our targeted timelines, and may cause our revenues and operating results to fluctuate from period to period.
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
Further, the effect of the COVID-19 pandemic and mitigation efforts on our customers and on consumer demand for our customers’ products could materially and adversely affect us, particularly to the extent our customers experience declines in demand for their goods that contain our products.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to sudden change, including as a result of the spread of the Delta, Omicron and other variants. We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. We are continuing to monitor the potential impact of the pandemic, including on global supply chains for some of our lab materials and manufacturing capacity, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects on a go-forward basis.
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
Our technologies and products involve the use of genetically modified organisms (“GMOs”) and genetically modified microorganisms (“GMMs”). The use of GMOs and GMMs is subject to laws and regulations in many countries, some of which are new and some of which are still evolving. In the United States, the FDA, the Environmental Protection Agency (“EPA”) and the U.S. Department of Agriculture (“USDA”) are the primary agencies that regulate the use of GMOs, GMMs, as well as potential products or substances derived from GMOs or GMMs. If regulatory approval of the GMOs, GMMs, or resulting products or substances is not secured, our business operations, financial condition and our ability to grow as a business could be adversely affected. We expect to encounter GMO and GMM regulations in most if not all of the countries in which we may seek to establish production capabilities or sell our products and the scope and nature of these regulations will likely be different from country to country. Governmental authorities could, for safety, social or other purposes, impose limits on, or implement regulation of, the use of GMOs or GMMs. If we cannot meet the applicable requirements in other countries in which we intend to produce or sell our products, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.
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
Some of our intellectual property has been or may be developed during the course of research funded by the U.S. government, including under our agreements with the U.S. Defense Advanced Research Projects Agency (“DARPA”). As a result, the U.S. government may have certain rights to intellectual property that we use in our current or future products pursuant to the Bayh-Dole Act of 1980, as amended (the “Bayh-Dole Act”). Under the Bayh-Dole Act, U.S. Government rights in certain “subject inventions” developed under a government-funded program include a nonexclusive, non-transferable and irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us, or an assignee or exclusive licensee to such inventions, to grant licenses to any of these inventions to the government or a third party if the government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; (iii) government action is necessary to meet requirements for public use under federal regulations; or (iv) the right to use or sell such inventions is exclusively licensed to an entity within the United States and substantially manufactured outside the United States without the U.S. government’s prior approval. Additionally, we may be restricted from granting exclusive licenses for the right to use or sell our inventions created pursuant to such agreements unless the licensee agrees to comply with relevant Bayh-Dole Act restrictions (e.g., manufacturing substantially all of the invention in the United States) and reporting requirements. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government or fail to file an application to register for a patent for the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed. Certain technology and inventions are also subject to transfer restrictions during the term of these agreements with the U.S. government and for a period thereafter. These restrictions may limit sales of products or components, transfers to foreign subsidiaries for the purpose of the relevant agreements and transfers to certain foreign third parties. If any of our intellectual property becomes subject to any of the rights or remedies available to the U.S. government or third parties pursuant to the Bayh-Dole Act, this could impair the value of our intellectual property and could adversely affect our business.
We use naturally occurring materials that are not patentable and changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to the life sciences. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature, a natural phenomenon (for example a naturally occurring protein having the same amino acid sequence found in nature) or an abstract idea are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Furthermore, in view of these decisions, in December 2014 the United States Patent and Trademark Office (”USPTO”), published revised guidelines for patent examiners to apply when examining process claims for patent eligibility. This guidance was updated by the USPTO in July 2015 and additional illustrative examples provided in May 2016. The USPTO provided additional guidance on examination procedures pertaining to subject matter eligibility in April 2018 and June 2018. The guidance indicates that claims directed to a law of nature, a natural phenomenon or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory, patent ineligible subject matter; however, method of treatment claims that practically apply natural relationships should be considered patent eligible. We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the life sciences and any such changes could have a negative impact on our business.
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

Any future products for the healthcare market or our drug discovery business may be subject to regulation by the FDA, as well as similar agencies of states and foreign jurisdictions where these products are manufactured, sold or proposed to be sold. Pursuant to the Federal Food, Drug, and Cosmetic Act, the FDA is responsible for ensuring the safety, efficacy and security of drugs, biological products, medical devices, and food by regulating the processing, formulation, safety, manufacture, packaging, labeling and distribution of these products. The FDA has prescribed timelines for review, ranging from two to over ten months, depending on the application type. However, the FDA may request additional data or time, which could significantly extend the timeline for approval. As a result, we may not receive FDA approval as expeditiously as we would like.
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
In the event we decide to conduct business or grow our business in certain territories outside the United States, we may be subject to additional privacy restrictions. For example, the EU General Data Protection Regulation (“GDPR”) regulates certain business activities involving the collection, use, storage, disclosure, transfer or other processing of personal data regarding individuals in the European Economic Area (“EEA”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data. If we expand our business activities involving the personal data of EEA residents, it may increase our cost of doing business or require us to change our business practices. Compliance with the GDPR and other similar laws and regulations will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our activities outside the United States, including in the EEA.
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
We are subject to tax laws, regulations and policies of the U.S. federal, state and local governments and of taxing authorities in foreign jurisdictions, including Japan, Spain, the Netherlands and Taiwan. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the Organisation for Economic Co-operation and Development (“OECD”) has published proposals covering various international tax-related issues, including country- by-country reporting, permanent establishment rules, transfer pricing and tax treaties. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities in those countries or change the manner in which we operate our business. In addition, the Biden administration has proposed several corporate tax increases, including raising the U.S. corporate income tax rate and greater taxation of international income, which, if enacted, could adversely affect our tax liability. There can be no assurance that our tax payments, tax credits, or incentives will not be adversely affected by these or other initiatives.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, not being required to comply with the auditor requirements to communicate critical audit matters in the auditor’s report on the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
In addition, Section 203 of the Delaware General Corporation Law (“DGCL”) prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder,” which is generally a person who, together with its affiliates and associates, owns, or within the last three years has owned, 15% or more of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law unless we otherwise consent in writing to an alternative forum: (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of fiduciary duty owed by, or otherwise wrongdoing by, any director, stockholder, officer or other employee of our company to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation and bylaws (as each may be amended from time to time); (iv) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the Bylaws (as either may be amended from time to time); or (v) any action asserting an internal corporate claim (as defined in Section 115 of the DGCL) or a claim otherwise implicating our internal affairs (except for, as to each of (i) to (v) above, any claim as to which the Court of Chancery determines that it does not have subject matter jurisdiction or there is an indispensable party not subject to the personal jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within 10 days following such determination), or which is statutorily vested in the exclusive jurisdiction of a court other than the Court of Chancery. For the avoidance of doubt, this provision would not apply to any direct action brought to enforce a duty or liability created by the Securities Act or any successor thereto or the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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
The accounting for our business is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations and changes in policies, rules, regulations and interpretations of accounting and financial reporting requirements of the SEC or other regulatory agencies. Adoption of a change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the adoption of such change. For example, in February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). We implemented Topic 842 on January 1, 2022. Upon adoption, we recognized $152.3 million of right-of-use assets and $189.9 million of lease liabilities, net of the impact of eliminating existing deferred rent liabilities related to its leasing arrangements. It is difficult to predict the impact of future changes to accounting principles and accounting policies over financial reporting, any of which could adversely affect our results of operations and financial condition and could require significant investment in systems and personnel.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Unregistered Sales of Equity Securities
None.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Zymergen Inc.	8-K	001-40354	3.1	April 26, 2021

3.2	Amended and Restated Bylaws of Zymergen Inc.	8-K	001-40354	3.2	April 26, 2021

10.1	Employment Separation Letter Agreement with Aaron Kimball.					X

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

Zymergen Inc.

Date:	May 12, 2022	By:	/s/ Jay Flatley
		Name:	Jay Flatley
		Title:	Acting Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2022	By:	/s/ Enakshi Singh
		Name:	Enakshi Singh
		Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)