Form 10-Q
period 2022-06-30
Zymergen Inc.
filed 2022-08-15
CIK 1645842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40354

Zymergen Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-2942439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5959 Horton Street, Suite 700
Emeryville, California 94608
(415) 801-8073
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
5980 Horton Street, Suite 105
Emeryville, California 94608
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 29, 2022, there were approximately 104,098,538 shares of the registrant's common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “explore,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “positioned,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. The forward-looking statements in this report, other than statements regarding our proposed transaction with Ginkgo Bioworks Holdings, Inc., a Delaware corporation (“Ginkgo”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 24, 2022, between Ginkgo, Pepper Merger Subsidiary Inc., a Delaware corporation and an indirect wholly owned subsidiary of Ginkgo (“Merger Sub”), and us, providing for the merger of Merger Sub with and into Zymergen (the “Merger”), with Zymergen surviving the Merger as a wholly owned subsidiary of Ginkgo, do not assume the consummation of the Merger unless specifically stated otherwise. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our expectations regarding the Merger, including our ability to satisfy the conditions to closing and complete the Merger, the timing of the Merger and the occurrence of any event, change, or other circumstances that could delay or prevent completion of the proposed Merger or give rise to the termination of the Merger Agreement;
•the impact of the Merger on our and Ginkgo’s businesses and future financial and operating results;
•our ability to successfully commercialize our products;
•our ability to execute on our new strategic plan;
•our ability to reduce our operating costs and fund our operations to the middle of 2023;
•our ability to continue as a going concern;
•the scope and timing of restructuring activities and the effects of restructuring activities on our business;
•our ability to focus on a smaller number of programs that capitalize on our capabilities;
•our ability to identify and complete strategic transactions for our advanced materials and drug discovery businesses;
•our ability to retain employees and manage attrition;
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
•the impact of COVID-19 on our business; and
•our ability to retain, attract, and train key personnel.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZYMERGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	As of June 30, 2022	As of December 31, 2021 (1)
ASSETS
Current assets:
Cash and cash equivalents	$213,558	$386,105
Accounts receivable	1,272	520
Accounts receivable, unbilled	2,424	2,565
Prepaid expenses	11,814	7,818
Inventories	6,107	6,035
Restricted cash, current	2,997	2,105
Other current assets	1,469	2,201
Total current assets	239,641	407,349
Restricted cash	10,016	9,849
Property and equipment, net	70,590	53,799
Operating lease right-of-use assets	141,105	—
Goodwill	—	40,645
Intangible assets, net	7,380	8,529
Other long-term assets	2,236	2,225
Total assets	$470,968	$522,396
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,877	$5,418
Accrued and other liabilities	27,009	17,496
Short-term operating lease liabilities	7,900	—
Short-term debt, net	—	43,953
Short-term deferred rent	—	2,218
Deferred revenue	4,410	4,468
Total current liabilities	52,196	73,553
Long-term operating lease liabilities	178,181	—
Long-term deferred rent	—	35,390
Other long-term liabilities	3,968	4,967
Total liabilities	234,345	113,910
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 170,000,000 authorized as of June 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 103,828,096 and 103,045,299 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	104	103
Additional paid-in capital	1,560,628	1,543,908
Accumulated deficit	(1,324,109)	(1,135,525)
Total stockholders' equity	236,623	408,486
Total liabilities and stockholders' equity	$470,968	$522,396
(1) The balance sheet as of December 31, 2021 is derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues from research and development service agreements	$1,191	$4,846	$4,412	$7,460
Collaboration and other revenue	746	1,008	2,079	2,129
Automation revenue	480	—	480	—
Grant revenue	217	—	454	—
Total revenues	2,634	5,854	7,425	9,589
Cost and operating expenses:
Cost of service revenue	9,095	21,829	21,550	42,959
Cost of automation revenue	637	—	637	—
Research and development	31,186	50,152	59,925	89,963
Sales and marketing	3,158	7,904	6,796	14,776
General and administrative	24,294	23,661	47,999	42,992
Goodwill impairment charge	40,645	—	40,645	—
Restructuring charges (benefit)	(185)	—	(315)	—
Total cost and operating expenses	108,830	103,546	177,237	190,690
Operating loss	(106,196)	(97,692)	(169,812)	(181,101)
Other income (expense):
Interest income	2	12	53	55
Interest expense	(9,378)	(2,767)	(17,423)	(5,494)
Gain (loss) on change in fair value of warrant liabilities	—	(430)	—	1,849
Other expense, net	(885)	(5)	(1,417)	(768)
Total other expense	(10,261)	(3,190)	(18,787)	(4,358)
Loss before income taxes	(116,457)	(100,882)	(188,599)	(185,459)
Benefit from (provision for) income taxes	(11)	16	15	8
Net loss and comprehensive loss	$(116,468)	$(100,866)	$(188,584)	$(185,451)
Net loss per share attributable to common stockholders, basic	$(1.13)	$(1.30)	$(1.83)	$(4.07)
Net loss per share attributable to common stockholders, diluted	$(1.13)	$(1.30)	$(1.83)	$(4.10)
Weighted average shares used in computing net loss per share to common stockholders, basic	103,482,907	77,671,643	103,297,070	45,512,654
Weighted average shares used in computing net loss per share to common stockholders, diluted	103,482,907	77,671,643	103,297,070	45,727,153
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	103,045,299	$103	$1,543,908	$(1,135,525)	$408,486
Vesting of restricted stock units	—	—	916	—	—	—	—
Issuance of common stock upon exercise of options	—	—	77,093	—	303	—	303
Stock-based compensation expense	—	—	—	—	7,391	—	7,391
Net loss	—	—	—	—	—	(72,116)	(72,116)
Balance, March 31, 2022	—	—	103,123,308	103	1,551,602	(1,207,641)	344,064
Vesting of restricted stock units	—	—	427,996	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	8,642	—	8,642
Issuance of common stock pursuant to ESPP purchases	—	—	276,792	—	385	—	385
Net loss	—	—	—	—	—	(116,468)	(116,468)
Balance, June 30, 2022	—	$—	103,828,096	$104	$1,560,628	$(1,324,109)	$236,623

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	68,093,280	$900,798	12,812,109	$13	$29,991	$(773,740)	$(743,736)
Vesting of restricted common stock	—	—	16,810	—	—	—	—
Issuance of common stock upon exercise of options	—	—	711,963	—	3,189	—	3,189
Stock-based compensation expense	—	—	—	—	2,253	—	2,253
Share settlement of non-recourse loan to employee	—	—	(67,050)	—	—	—	—
Cash settlement of non-recourse loan to employee	—	—	—	—	1,946	—	1,946
Net loss	—	—	—	—	—	(84,585)	(84,585)
Balance, March 31, 2021	68,093,280	900,798	13,473,832	13	37,379	(858,325)	(820,933)
Issuance of common stock upon initial public offering, net of commission and issuance costs of $45,138	—	—	18,549,500	19	529,878	—	529,897
Issuance of preferred stock upon exercise of Series C Preferred Stock warrants	883,332	27,384	—	—	—	—	—
Conversion of preferred stock into common stock	(68,976,612)	(928,182)	68,998,791	69	928,113	—	928,182
Issuance of common stock upon exercise of warrants	—	—	226,880	—	—	—	—
Issuance of common stock in business acquisition	—	—	774,402	1	24,808	—	24,809
Vesting of restricted common stock	—	—	16,810	—	—	—	—
Issuance of common stock upon exercise of options	—	—	256,960	1	1,257	—	1,258
Stock-based compensation expense	—	—	—	—	6,965	—	6,965
Net loss	—	—	—	—	—	(100,866)	(100,866)
Balance, June 30, 2021	—	$—	102,297,175	$103	$1,528,400	$(959,191)	$569,312
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(188,584)	$(185,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	10,209	9,330
Stock-based compensation expense	16,033	9,218
Non-cash lease expense	5,930	—
Non-cash interest expense	14,532	580
Goodwill impairment charge	40,645	—
(Gain) loss on change in fair value of warrant liabilities	—	(1,849)
Foreign exchange loss	1,290	573
Other	(111)	(35)
Changes in operating assets and liabilities:
Accounts receivable	(752)	(3,482)
Accounts receivable, unbilled	141	192
Prepaid expenses	(5,732)	(6,718)
Inventories	(72)	(982)
Other current assets	732	430
Operating lease right-of-use assets	2,677	—
Other long-term assets	38	3
Accounts payable	1,076	(2,821)
Accrued and other liabilities	2,825	1,879
Deferred revenue	(1,015)	(87)
Operating lease liabilities	605	—
Deferred rent	—	11,943
Other long-term liabilities	(42)	173
Net cash used in operating activities	(99,575)	(167,104)
Investing activities
Purchases of property and equipment	(13,068)	(19,563)
Proceeds from sale of property and equipment	209	—
Business acquisition, net of cash acquired	—	1,238
Net cash used in investing activities	(12,859)	(18,325)
Financing activities
Proceeds from initial public offering, net of commission and issuance cost	—	533,293
Proceeds from exercise of Series C warrants	—	15,002
Proceeds from exercise of common stock options	303	4,448
Proceeds from ESPP	385	—
Payments on debt	(58,485)	—
Proceeds from repayment of non-recourse loan to employee	—	1,946
Other	(49)	—
Net cash (used in) provided by financing activities	(57,846)	554,689
Effect of exchange rate changes on cash	(1,208)	(532)
Change in cash and cash equivalents	(171,488)	368,728
Cash, cash equivalents, and restricted cash at beginning of the period	398,059	219,810
Cash, cash equivalents, and restricted cash at end of the period	$226,571	$588,538
Cash and cash equivalents	$213,558	$577,731
Restricted cash, current	2,997	30
Restricted cash, non-current	10,016	10,777
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$226,571	$588,538
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,891	$4,942
Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred shares to common stock	$—	$928,182
Exercise of warrant liability into preferred stock	$—	$12,382
Issuance of common stock upon cashless exercise of warrants	$—	$749
Issuance of common stock in business combination	$—	$24,809
Acquisitions of property and equipment under accounts payable and accrued and other liabilities	$17,550	$5,675
Operating lease right-of-use assets obtained in the exchange for new operating lease liabilities, net	$(4,112)	$—
Offering costs related to initial public offering under accounts payable and accrued and other liabilities	$—	$2,948
Share settlement of non-recourse loan to employee	$—	$1,946
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Operations
Zymergen Inc. (the “Company”) integrates computational and manufacturing technologies to design, develop, and commercialize bio-based breakthrough products in a broad range of industries. The Company has developed a platform based on its collection of accessible biomolecules, its software and data science technology, and its data driven microbe optimization processes. In addition, the Company's platform is used to discover novel molecules used to enable unique material properties. Utilizing its platform Zymergen is pursuing three markets focused on advanced materials, drug discovery and automation. The Company was incorporated in Delaware on April 24, 2013.
Need for Additional Capital
In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU No. 2014-15”), management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt about the Company’s ability to continue as a going concern exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued.
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company had an accumulated deficit of $1.3 billion as of June 30, 2022. During the six months ended June 30, 2022, the Company incurred a net loss of $188.6 million and used $99.6 million of cash in operating activities. While the Company has signed a number of initial customer R&D services and collaboration contracts, revenues have been insufficient to fund operations. Accordingly, the Company has funded the portion of operating costs exceeding revenues through a combination of proceeds raised from equity and debt issuances.
The Company had unrestricted cash and cash equivalents of $213.6 million as of June 30, 2022. As of August 15, 2022, the date of issuance of these Condensed Consolidated Financial Statements, the Company expects that its cash and cash equivalents as of June 30, 2022 will not be sufficient to fund its current business plan, including related operating expenses and capital expenditure requirements, through at least 12 months from the date of issuance of these Condensed Consolidated Financial Statements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.
To address these conditions, the Company has implemented measures to reduce its operating costs by executing a reduction in force (as discussed in Note 14), and plans to implement additional operating cost and capital expenditure reduction measures, including further reductions in force.
As discussed in Note 14, on July 24, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ginkgo Bioworks Holdings, Inc. (“Ginkgo”) and Pepper Merger Subsidiary, Inc. (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Ginkgo. The Merger Agreement contains certain covenants that restrict the Company’s ability to enter into certain transactions during the pendency of the proposed Merger, including, among others, equity offerings, debt financings and the subleasing of the Company’s leased properties, without obtaining the consent of Ginkgo. The Company therefore may be unable to engage in such transactions during the pendency of the Merger unless it obtains the consent of Ginkgo.
Consistent with regular practice for a growth-stage company, and as the Company has done in the past, the Company anticipates the need, and is exploring options for, additional financing in order to meet our cash requirements if the proposed merger with Ginkgo is not ultimately consummated. However, there can be no assurances that the Company will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund current operating expenses or reduced operating expenses reflecting delays or reductions in the scope of our product development programs beyond one year from the date this annual report is issued. Additionally, funding will depend on a variety of factors, many of which are unpredictable and beyond the Company's control, including general conditions in the global economy and in the global financial markets, which have been, and may continue to be, impacted by interruptions, delays and/or cost increases resulting from the ongoing COVID-19 pandemic, political instability or geopolitical tensions, such as the current war in Ukraine (the “Ukraine War”), economic weakness or inflationary pressures.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As such, we believe there is substantial doubt regarding our ability to continue as a going concern within one year after the date this Quarterly Report on Form 10-Q is filed with the SEC.
The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes the Company will continue as a going concern and contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s operating costs include the cost of developing and commercializing products, as well as providing research and development services.
The accompanying Condensed Consolidated Financial Statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that would be necessary if the Company is unable to continue as a going concern.
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
2.    Summary of Significant Accounting Policies
There were no significant changes to the accounting policies during the six months ended June 30, 2022, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's 2021 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022, except as described below.
Basis of Preparation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial information. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.
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
Fiscal Year
The Company’s fiscal year ends on December 31. References to fiscal 2022, for example, refer to the fiscal year ended December 31, 2022. The period end for the Company covered by this report is June 30, 2022.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Use of Estimates
The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, standalone selling price of performance obligations for contracts with multiple performance obligations, estimate of variable consideration from revenue contracts, useful life of property and equipment, fair value of the reporting unit for purposes of the assessment of goodwill impairment and undiscounted cash flows and residual values of long-lived assets of which the carrying value may not be recoverable, allowance for doubtful accounts, net realizable value of inventories, the valuation of intangible assets, the valuation of common and preferred stock used in the valuation of options to purchase common stock and warrants to purchase common stock or preferred stock, prior to being a publicly traded company, and the incremental borrowing rate used in determining operating lease liabilities. Actual results could differ from those estimates.
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
CARES Act
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security (CARES) Act which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. As of June 30, 2022 and December 31, 2021, approximately $1.8 million and $3.7 million, respectively, of employer payroll tax payments were deferred. The $1.8 million deferred as of June 30, 2022 is due by December 31, 2022.
Inventories
Inventories, which consist of various types of lab supplies and automation hardware, are stated at the lower of cost or net realizable value using the weighted average cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. If the Company determines that the cost of inventories exceeds its estimated net realizable value, the Company records a write-down equal to the difference between the cost of inventories and the estimated net realizable value. If the future demand for the Company’s services and products is less favorable than the Company’s forecasts, the value of the inventories may be required to be reduced, which could result in additional expense to the Company and affect its results of operations.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill and Acquired Intangible Assets
Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performs a goodwill impairment test annually in the fourth quarter. Goodwill impairment is recognized for the amount that the carrying value of the reporting unit, including goodwill, exceeds the reporting unit's fair value. The loss recognized cannot exceed the total amount of goodwill allocated to the reporting unit. The inputs to the Company's business are primarily comprised of a collection of accessible biomolecules, its software and data science technology, and its data driven microbe optimization processes which enable its platform to deliver products and services to its customers. Additionally, the Company manages its platform based on entity wide metrics and consolidated financial results. Therefore, the Company has determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment.
Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired definite-lived intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.
Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company's platform provides the lowest level of identifiable independent cash flows. Therefore, for purposes of evaluating potential impairment of the Company's long-lived assets, a single entity-wide asset group exists.
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

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition
Grant Revenue
Grants received are assessed to determine if the agreement should be accounted for as an exchange transaction or a contribution. An agreement is accounted for as a contribution if the resource provider does not receive commensurate value in return for the assets transferred. Contributions are recognized as grant revenue when all donor-imposed conditions have been met.
Automation Revenue
The Company enters into contracts to sell automation products for laboratory operations, web-based software services, support services or the combinations of products and services. Automation products generally include third party lab equipment hardware, customized enclosures and other elements for the Company's reconfigurable automation cart (“RAC”) system. Services may include one-time service events, such as installation, consultation or design services, or software subscription and support services performed over time.
If the contract is comprised of both products and services, the Company applies judgment in determining if those performance obligations are distinct. If the customer can derive benefits from the use of the hardware with or without the services or the customer can derive the benefits from the services together with available resources, such as the previously delivered hardware, then the hardware and services are accounted for as distinct performance obligations.
The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company’s process for determining the standalone selling price requires judgment and considers multiple factors that are reasonably available and maximizes the use of observable inputs that may vary over time depending upon the unique facts and circumstances related to each performance obligation. The Company believes that this method results in an estimate that represents the price the Company would charge for the product offerings if they were sold separately.
Revenue related to the identified distinct performance obligations is recognized when, or as, control of each individual performance obligation is transferred to the customer. For RAC systems control generally transfers to the customer at a point in time. The Company uses present right to payment, legal title, physical possession of the asset, and risks and rewards of ownership as indicators to determine the transfer of control to the customer. If customer acceptance of the product is not a formality, revenue is recognized upon receipt of such customer acceptance. Software subscription and support service revenues are recognized ratably over the respective non-cancelable subscription term as control continuously transfers to the customer. The Company's subscription arrangements are considered service contracts, and the customer does not have the right to take possession of the software.
Sales taxes collected from customers and remitted to governmental authorities are not included in revenue.
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

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
4.    Restructuring
2021 Restructuring
Refer to Note 4 of the “Notes to Consolidated Financial Statements” in the Company's 2021 Form 10-K for additional information related to the Company's 2021 Restructuring. The 2021 Restructuring was substantially complete as of December 31, 2021. The Company does not expect to incur additional restructuring costs under the 2021 Restructuring.
The Company expects the 2021 Restructuring to result in total pre-tax charges of approximately $28.5 million and approximately $16.7 million of these charges are estimated to result in cash outlays, of which the Company has made payments of $15.3 million through June 30, 2022. The Company has recorded costs of $28.5 million from the inception of the initiative through June 30, 2022.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a summary of our costs incurred from the inception of the initiative through June 30, 2022, and cost estimates associated with the 2021 Restructuring, by major type of cost (in thousands):

	Total amount incurred since inception through June 30, 2022	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$8,580	$8,580
Impairment of long-lived assets	11,815	11,815
Contract terminations	3,507	3,507
Other (1)	4,591	4,591
Total	$28,493	$28,493
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
The following table provides a reconciliation of the beginning and ending balances for the restructuring liabilities, which are reported as components of Accounts payable and Accrued and other liabilities in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Termination Benefits	Contract Terminations	Other	Total
Balance at January 1, 2022	$948	$1,450	$—	$2,398
Charges	—	—	—	—
Adjustments	(73)	(242)	—	(315)
Cash Payments, net	(846)	92	—	(754)
Balance at June 30, 2022	$29	$1,300	$—	$1,329
5.    Goodwill and Intangible Assets
The following table summarizes goodwill as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Goodwill	$—	$40,645
The economic and capital market volatility in 2022 and the Company's business plan which required continued funding, resulted in the sustained decrease in the Company's share price. As a result, the Company identified that a possible indicator of impairment was present as of the second quarter of 2022. As such, impairment testing of the Company's goodwill was triggered. To conduct impairment tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value, not to exceed the recorded amount of goodwill. The Company estimated the fair value of the reporting unit using a combination of income-based and market-based methods, including a discounted cash flow method, a market-based revenue multiple method and a probability-weighted scenario of a potential merger transaction based on the terms and information available as of the measurement date, June 30, 2022.
The result of the interim impairment test in the second quarter of 2022 indicated that the estimated fair value of the reporting unit was less than its carrying value. Consequently, a non-deductible, non-cash goodwill impairment charge was recorded in the amount of $40.6 million during the three months ended June 30, 2022.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the net book value of the finite-lived intangible assets as of June 30, 2022 and December 31, 2021 (in thousands):

	Cost		Accumulated Amortization		Intangible Assets, Net
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Developed technology	$12,300	$12,300	$(5,104)	$(4,110)	$7,196	$8,190
Customer relationships	1,400	1,400	(1,216)	(1,061)	184	339
Total	$13,700	$13,700	$(6,320)	$(5,171)	$7,380	$8,529
The Company recognized $0.5 million and $0.5 million in amortization expense for the three months ended June 30, 2022 and 2021, and $1.1 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.
Future amortization of intangible assets is as follows (in thousands):

Remainder of 2022	$1,099
2023	2,067
2024	1,271
2025	1,271
2026	1,271
Thereafter	401
Total	$7,380
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

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There were no transfers between the levels during the periods presented. As of June 30, 2022 and December 31, 2021, the Company’s financial assets and financial liabilities measured at fair value on a recurring basis were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2022
Financial Assets
Cash equivalents	$1,669	$—	$—	$1,669
Total financial assets	$1,669	$—	$—	$1,669

	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Financial Assets
Cash equivalents	$1,667	$—	$—	$1,667
Total financial assets	$1,667	$—	$—	$1,667
Financial instruments consist principally of cash equivalents, accounts receivables, accounts payable, accrued liabilities and debt.
The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:
Accounts receivable, accounts payable, and accrued liabilities: The amounts reported in the accompanying balance sheets approximate fair value due to the short maturity of these instruments.
Debt: The gross amounts reported approximate fair value due to the debt being a variable interest rate debt and its relatively short-term maturity.
7.    Balance Sheet Components
Property and equipment consist of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Machinery and equipment	$76,195	$74,548
Leasehold improvements	27,379	31,488
Furniture and office equipment	3,191	3,189
Computers and software	2,775	2,764
	109,540	111,989
Less accumulated depreciation and amortization	(82,784)	(78,132)
	26,756	33,857
Construction in progress	43,834	19,942
Total property and equipment, net	$70,590	$53,799
Depreciation and amortization expense was $4.2 million and $4.4 million for the three months ended June 30, 2022 and 2021, and $9.1 million and $8.5 million for the six months ended June 30, 2022 and 2021, respectively.
Accrued and other current liabilities consist of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation and compensation-related costs	$9,089	$6,027
Other accrued liabilities	13,317	7,045
Accrued restructuring costs	1,329	2,398
Accrued legal service fees	3,206	1,940
Accrued tax liabilities	68	86
Total accrued and other current liabilities	$27,009	$17,496

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Inventories consist of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Consumables	$5,480	$6,035
Automation - Raw materials	627	—
Total Inventories	$6,107	$6,035
8.    Term Loan
Except as described below, the Company’s debt is described in Note 8 of the “Notes to Consolidated Financial Statements” in the Company's 2021 Form 10-K.
The Company's previously outstanding term loan matured in June 2022, upon which the remaining outstanding principal and applicable prepayment premium were paid. No debt was outstanding at June 30, 2022.
Debt consists of the following as of December 31, 2021 (in thousands):

December 31, 2021
Senior secured delayed draw term loan facility bearing interest equal to 11.5%	$50,000
Unamortized discount and offering costs	(8,310)
Accrued end-of-term payment	2,263
Senior secured delayed draw term loan facility, net	43,953
Less current portion	43,953
Long-term debt, net	$—
Interest expense on the Company’s term loan consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Coupon interest	$1,453	$2,471	$2,891	$4,914
Amortization of debt discount and offering costs	4,669	296	8,310	580
Accretion of end-of-term payment	3,256	—	6,222	—
Total interest expense on term loan	$9,378	$2,767	$17,423	$5,494
9.    Leases
The Company adopted FASB ASC 842 on January 1, 2022 (Note 2). The Company did not have any finance leases during the six months ended June 30, 2022.
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

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Components of lease cost recorded in Cost and operating expenses in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 consist of the following (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Operating lease cost	$8,628	$17,437
Operating variable lease cost	1,687	3,306
Operating sublease income	(172)	(344)
Total lease costs	$10,143	$20,399
Rent expense under operating leases, net of sublease income, was $9.5 million and $15.8 million for the three and six months ended June 30, 2021, respectively.
Other information related to the Company’s operating leases for the three and six months ended June 30, 2022 is as follows (in thousands, except lease term and discount rate):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Cash paid for amounts included in operating lease liabilities	$6,872	$11,219

June 30, 2022
Weighted-average remaining operating lease term (in years)	10.43
Weighted-average incremental borrowing rate	12.60%

Maturities of operating lease liabilities at June 30, 2022 are as follows (in thousands):

Remainder of 2022	$15,717
2023	30,256
2024	30,661
2025	30,253
2026	31,091
Thereafter	208,242
Total	346,220
Less: Interest	(160,139)
Present value of operating lease liabilities	$186,081
Maturities of operating sublease payments at June 30, 2022 are as follows (in thousands):

Remainder of 2022	$343
2023	686
2024	686
2025	114
Thereafter	—
Total	$1,829

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At December 31, 2021, total future minimum rental commitments under long-term leases, net of sublease income, with an initial term of more than one year were estimated as follows (in thousands):

2022	$26,387
2023	30,450
2024	30,630
2025	29,459
2026	30,350
Thereafter	206,587
Total	$353,863
10.    Common Stock
Equity Incentive Plans
The Company has three stock-based compensation plans – the 2021 Incentive Award Plan (the “2021 Plan”), the 2014 Stock Plan (the “2014 Plan”) and the Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2022, there were 5,866,372 shares available for the Company to grant under the 2021 Plan and 2,758,864 shares available for the Company to grant under the ESPP. The shares available for grant as of June 30, 2022 included 5,152,264 and 1,030,452 shares, respectively, for the 2021 Plan and the ESPP, which represent the annual increases of shares available for grant under those plans. Upon adoption of the 2021 Plan in April 2021, no new awards or grants are permitted under the 2014 Plan. Refer to Note 10 of the “Notes to Consolidated Financial Statements” in the Company's 2021 Form 10-K for additional information related to these stock-based compensation plans.
Stock Options with Service-based Vesting Conditions
The following table summarizes option activity under the 2021 Plan and the 2014 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2021	7,555,966	$12.55	8.15	$3,668
Options granted	—	—
Options exercised	(77,093)	$3.94
Options cancelled	(967,266)	$10.28
Outstanding - June 30, 2022	6,511,607	$12.99	7.80	$13
Unvested - June 30, 2022	3,448,905	$15.15	8.87	—
Exercisable - June 30, 2022	3,062,702	$10.57	6.60	$13
No options were granted during the six months ended June 30, 2022. The weighted average grant-date fair value of options granted was $18.33 per share, during the six months ended June 30, 2021.
The aggregate intrinsic value of stock option awards exercised, determined at the date of option exercise, was $0.1 million and $25.8 million, during the six months ended June 30, 2022, and 2021, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Expected dividend yield	—%	—%
Risk-free interest rate	1.04% - 1.09%	0.77% - 1.09%
Expected term (in years)	6.08	6.08
Expected volatility	73.03% - 74.27%	73.03% - 74.67%
As of June 30, 2022 the Company had employee stock-based compensation expense of $29.6 million related to unvested stock options not yet recognized, which is expected to be recognized over an estimated weighted average period of approximately 2.37 years.
Stock Options with Market-based Vesting Conditions
Except as described below, the Company’s stock options with market-based vesting conditions debt is described in Note 10 of the “Notes to Consolidated Financial Statements” in the Company's 2021 Form 10-K.
As of June 30, 2022, 458,333 options remain outstanding and unvested. As of June 30, 2022, the Company has $5.4 million of stock based compensation related to these unvested stock options not yet recognized, which is expected to be recognized over an estimated weighted average period of approximately 2.03 years.
Restricted Stock Units with Service-based Vesting Conditions
The following table summarizes RSU activity (in thousands, except share and per share amounts and term):

	Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock Units as of December 31, 2021	2,475,983	$13.47
Granted	6,760,327	$3.03
Vested	(428,912)	$6.65
Forfeited	(646,311)	$8.18
Non-vested Restricted Stock Units as of June 30, 2022	8,161,087	$5.60
RSUs granted are valued at the market price of our common stock on the date of grant. The Company recognizes compensation expense for the fair value of RSUs ratably over the requisite service period of the awards. The total intrinsic value of RSUs vested was $0.7 million during the six months ended June 30, 2022. As of June 30, 2022 there was $38.6 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.93 years.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Compensation Expense
Compensation expense related to stock-based awards was included in the following categories in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss in accordance with the accounting guidance for share-based payments for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of service revenue	$661	$944	$1,462	$1,368
Cost of automation revenue	24	—	24	—
Research and development	3,248	2,537	5,595	3,290
Sales and marketing	473	366	911	561
General and administrative	4,236	3,118	8,041	3,999
Total stock-based compensation	$8,642	$6,965	$16,033	$9,218
Compensation expense by stock-based award was as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options with service based vesting conditions	$3,805	$3,356	$7,797	$5,526
Stock options with market based vesting conditions	685	2,414	1,362	2,414
RSUs with service based vesting conditions	4,010	585	6,518	585
Non-vested stock	—	83	—	166
ESPP	142	527	356	527
Total stock-based compensation	$8,642	$6,965	$16,033	$9,218
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data) applicable to common stockholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss, basic	$(116,468)	$(100,866)	$(188,584)	$(185,451)
Less: Gain on change in fair value of warrant liabilities	—	—	—	1,849
Net loss, diluted	$(116,468)	$(100,866)	$(188,584)	$(187,300)
Denominator:
Weighted average shares used in calculating net loss per share, basic	103,482,907	77,671,643	103,297,070	45,512,654
Effect of dilutive securities:
Warrants to purchase Series C convertible preferred stock	—	—	—	214,499
Weighted average shares used in calculating net loss per share, diluted	103,482,907	77,671,643	103,297,070	45,727,153
Net loss per share, basic	$(1.13)	$(1.30)	$(1.83)	$(4.07)
Net loss per share, diluted	$(1.13)	$(1.30)	$(1.83)	$(4.10)

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following potentially dilutive shares as of the periods ended June 30, 2022, and 2021, were excluded from the calculation of diluted net loss per share applicable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	June 30, 2022	June 30, 2021
Options to purchase common stock	6,511,607	6,349,331
Restricted stock units	8,161,087	203,433
Non-vested stock	—	33,620
Total	14,672,694	6,586,384
12.    Revenue, Credit Concentrations and Geographic Information
Revenues from research and development service agreements
The Company’s R&D service contracts generally consist of fixed-fee multi-phase research terms with concurrent value-share and/or performance bonus payments based on developing an improved microbial strain. The research term of the contracts typically spans several quarters and the contract term for revenue recognition purposes is determined based on the customer’s rights to terminate the contract for convenience. Other payment types, typically consisting of performance bonuses or value share payments, are constrained until those payments become probable or are earned. The Company recognized performance bonuses of $0.3 million for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2022, performance bonuses the Company recognized were insignificant. For the three and six months ended June 30, 2022 and 2021, the Company has not recognized any royalty or value share payments.
When acceptance clauses are present in an agreement, the Company recognizes the R&D service revenue at a point in time when the R&D services provided have been accepted by the customer and the Company has a present right for payment and no refunds are permitted. The Company recognized revenue at a point in time due to customer acceptance clauses of $1.5 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, revenue recognized at a point in time due to customer acceptance clauses were insignificant. The Company recognized revenue at a point in time due to customer acceptance clauses of $0.5 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively.
Automation Revenue
The Company's automation contract generally consists of fixed consideration for the delivery of hardware and software subscription and support services over a specified period of time. The Company recognizes revenue related to the delivery of hardware at a point in time when the hardware has been accepted by the customer and the Company has a present right for payment and no refunds are permitted. Revenue for the delivery of automation services is recognized over time as the customer receives and consumes the benefits of the automation services. The Company recognized revenue at a point in time for the delivery of automation hardware of $0.5 million for the three and six months ended June 30, 2022.
Contract Balances
The following table represents changes in the balances of our contract liabilities during the periods ended June 30, 2022, and 2021 (in thousands):

	December 31, 2021	Additions	Adjustments	Deletions	June 30, 2022
Contract liabilities:
Deferred revenue	$8,195	$1,260	$—	$(3,586)	$5,869

	December 31, 2020	Additions	Adjustments	Deletions	June 30, 2021
Contract liabilities:
Deferred revenue	$3,014	$7,057	$6,819	$(5,764)	$11,126
Long-term deferred revenue is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets. Adjustments to deferred revenue for the period ended June 30, 2021 are attributable to the adoption of ASU 2021-08, as applied to a customer contract in connection with the acquisition of Lodo (Note 2).

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Obligations
Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Remaining performance obligations consist of the following (in thousands):

	Current	Noncurrent	Total
As of June 30, 2022	$5,108	$4,099	$9,207
The Company’s noncurrent remaining performance obligation is expected to be recognized in the next 1.1 to 3.0 years.
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
Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, the Company has deferred revenue of $2.3 million under this grant agreement.
Credit Concentrations
Customers representing 10% or greater of revenue were as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	—%	*	23%	*
Customer B	25%	17%	26%	22%
Customer C	25%	10%	17%	12%
Customer E	—%	40%	—%	31%
Customer H	20%	*	13%	*
Customer I	18%	—%	*	—%
—–—–—–—–—–—–
* Less than 10%
Customers representing 10% or greater of billed accounts receivable were as follows as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Customer C	43%	—%
Customer F	*	68%
Customer G	—%	29%
Customer I	50%	—%
—–—–—–—–—–—–
* Less than 10%

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Geographic Information
The Company's revenues by geographic region are presented in the table below for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States of America	$1,937	$1,782	$3,806	$3,014
Asia	692	1,308	1,944	2,729
Europe	5	2,764	1,675	3,846
Total revenue	$2,634	$5,854	$7,425	$9,589
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
14.    Subsequent Events
Proposed Merger
On July 24, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ginkgo Bioworks Holdings, Inc., a Delaware corporation (“Ginkgo”), and Pepper Merger Subsidiary Inc., a Delaware corporation and an indirect wholly owned subsidiary of Ginkgo (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Ginkgo. Capitalized terms used herein but not otherwise defined have the meaning set forth in the Merger Agreement.
Merger Consideration
At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of the Company (“Company Common Shares”) that is issued and outstanding as of immediately prior to the Effective Time (other than certain excluded shares specified in the Merger Agreement) will be automatically cancelled, extinguished and converted into the right to receive 0.9179 of a share of Class A Common Stock, par value $0.0001 per share, of Ginkgo (“Ginkgo Class A Shares,” and such consideration, the “Merger Consideration”) and cash in lieu of any fractional Ginkgo Class A Shares, without interest.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Treatment of Equity Awards
At the Effective Time, each option to purchase Company Common Shares (each, a “Company Option”) with an exercise price per share less than the Merger Consideration Value that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be cancelled and converted into the right to receive a number of Ginkgo Class A Shares equal to the Option Consideration Value with respect such Company Option divided by the Ginkgo Class A Share Price, and each Company Option with an exercise price per share that is equal to or greater than the Merger Consideration Value will be cancelled for no consideration. “Option Consideration Value” means an amount, without interest, equal to the product of (i) the excess of (A) the Merger Consideration Value over (B) the exercise price per share of such Company Option, and (ii) the total number of Company Common Shares issuable upon exercise in full of such Company Option. “Merger Consideration Value” means an amount (rounded down to the nearest whole cent) equal to the product of (x) the Merger Consideration and (y) the Ginkgo Class A Share Price. “Ginkgo Class A Share Price” means the volume-weighted average price of Ginkgo Class A Shares on the New York Stock Exchange (“NYSE”) for the period of five consecutive trading days ending on and including the second full trading day prior to the Effective Time.
At the Effective Time, each vested Company restricted stock unit (each, a “Company RSU”) that is outstanding immediately prior to the Effective Time (including after giving effect to any acceleration of vesting to which such Company RSU is entitled as of immediately prior to the Effective Time) will be cancelled and converted into a right to receive the Merger Consideration. Each unvested Company RSU that is outstanding immediately prior to the Effective Time will be cancelled and converted into a Ginkgo restricted stock unit award (“Ginkgo RSU”) with respect to the number of Ginkgo Class A Shares that is equal to the product of (A) the number of Company Common Shares subject to such unvested Company RSU as of immediately prior to the Effective Time and (B) the Merger Consideration, rounded down to the nearest whole share, which such Ginkgo RSU award will be subject to the same vesting terms and conditions applicable to the Company RSU to which it relates as of immediately prior to the Effective Time, including any applicable vesting acceleration provisions in connection with such holder’s termination of employment or service but otherwise will be subject to the terms and conditions of Ginkgo’s 2021 stock incentive award plan.
Conditions to Closing
The parties’ obligation to consummate the Merger is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, among others: (i) the adoption of the Merger Agreement by the holders of a majority of the Company Common Shares outstanding, (ii) the expiration or termination of the waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, if a merger control inquiry is initiated or commenced by a governmental authority outside of the United States, approval in that jurisdiction, (iii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger, (iv) Ginkgo’s registration statement on Form S-4 having been declared effective in accordance with the provisions of the Securities Act of 1933, as amended, (v) authorization and approval of the shares of Ginkgo Class A Common Stock for listing on NYSE (or any successor inter-dealer quotation system or stock exchange thereto), (vi) no material adverse effect has occurred on the other party since the signing of the Merger Agreement that is continuing and (vii) certain other customary conditions relating to the other party’s representations and warranties in the Merger Agreement and the performance of its respective obligations.
Ginkgo’s obligation to consummate the Merger is also subject to the satisfaction or waiver of the condition that (i) the Company has not incurred or otherwise become liable for additional costs, expenses or liabilities to the Company or its subsidiaries with respect to its leased real property not contemplated under a specified schedule outlining its real estate plans and (ii) certain specified litigation matters are not reasonably expected to result in future money damages payable by the Company or its subsidiaries (in excess of any applicable insurance deductible and coverage amounts), where, the aggregate of clauses (i) and (ii), exceed $25,000,000.

ZYMERGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Representations and Warranties; Covenants
The Company and Ginkgo have made customary representations and warranties in the Merger Agreement and have agreed to certain covenants regarding the operation of the business of the Company and its subsidiaries and the business of Ginkgo and its subsidiaries prior to the Effective Time. The Company will be also subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding any alternative acquisition proposals, subject to a “fiduciary out” provision that allows the Company, under certain specified circumstances, to provide information to, and participate in discussions and engage in negotiations with, third parties with respect to an alternative acquisition proposal if the Company Board (or a committee thereof) has determined in good faith (after consultation with its outside legal counsel and financial advisors) that (i) such alternative acquisition proposal either constitutes a Superior Proposal or would reasonably be expected to lead to a Superior Proposal and (ii) the failure to take such actions would be reasonably likely to be inconsistent with the directors’ fiduciary duties under applicable law. The parties have also agreed to use their reasonable best efforts to consummate the Merger.
The Merger Agreement contains certain termination rights for each of the Company and Ginkgo. The Merger Agreement may be terminated at any time prior to the Effective Time by the mutual written consent of the parties and in certain other circumstances, including among others, if (i) the Merger has not been consummated by January 24, 2023, subject to two extension rights by the parties of three months each (for a total of twelve months from the signing of the Merger Agreement) if all of the closing conditions other than certain conditions related to receipt of regulatory approvals are satisfied or waived (or are capable of being satisfied at such time) and (ii) the other party has breached any of its representations and warranties or failed to perform any of its covenants under the Merger Agreement such that a closing condition is not satisfied (subject to notice and cure and other customary exceptions). Additionally, Ginkgo may terminate the Merger Agreement in certain circumstances where there is a material and adverse development in certain specified litigation matters.
Upon termination of the Merger Agreement in accordance with its terms, under specified circumstances, either party may be required to pay a termination fee to the other party. If the Merger Agreement is validly terminated in connection with certain specified circumstances, including due to the Company accepting a Superior Proposal, willful and material breach of its no-shop obligations, or the Company Board’s withdrawal or change of its recommendation of the Merger to its stockholders, then the Company will be required to pay a termination fee to Ginkgo equal to $10,000,000. Additionally, the Company will be required to pay this termination fee to Ginkgo if the Merger Agreement is terminated in certain circumstances and the Company enters into an agreement or completes an alternative proposal to acquire the Company within twelve months of such termination. Ginkgo will be required to pay a termination fee to the Company equal to $10,000,000 only if the Merger Agreement is validly terminated under specified circumstances upon the failure to satisfy certain conditions related to receipt of regulatory approvals if all other conditions have been satisfied or waived (or are capable of being satisfied at such time).
The above description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is incorporated by reference as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
2022 Restructuring
On July 25, 2022, the Company also announced a reduction in force as part of its efforts to continue to execute on its previously announced strategic plan, including managing costs and conserving cash resources. The Company executed a reduction in force on July 26, 2022, which resulted in the termination of approximately 80 employees. The Company currently estimates that it will incur cash-based severance costs of approximately $4.0 million related to this reduction in force, as well as stock-based compensation and employee restructuring costs, the amount of which has not yet been estimated.

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

Recent Developments
Proposed Merger
On July 24, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ginkgo Bioworks Holdings, Inc., a Delaware corporation (“Ginkgo”), and Pepper Merger Subsidiary Inc., a Delaware corporation and an indirect wholly owned subsidiary of Ginkgo (“Merger Sub”), providing for the merger of Merger Sub with and into our company (the “Merger”), with our company surviving the Merger as a wholly owned subsidiary of Ginkgo.
Under the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock that is issued and outstanding as of immediately prior to such time (other than certain excluded shares specified in the Merger Agreement) will be automatically cancelled, extinguished and converted into the right to receive 0.9179 shares of Class A common stock, par value $0.0001 per share, of Ginkgo (“Ginkgo Class A Shares”) and cash in lieu of any fractional Ginkgo Class A Shares, without interest.
The obligation of the parties to consummate the Merger is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, among others, that: (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock, (ii) the expiration or termination of the waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, if a merger control inquiry is initiated or commenced by a governmental authority outside of the United States, approval in that jurisdiction, (iii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger, (iv) Ginkgo’s registration statement on Form S-4 having been declared effective in accordance with the provisions of the Securities Act, (v) authorization and approval of the Ginkgo Class A Shares for listing on the New York Stock Exchange (or any successor inter-dealer quotation system or stock exchange thereto), (vi) no material adverse effect has occurred on the other party since the signing of the Merger Agreement that is continuing and (vii) certain other customary conditions relating to the other party’s representations and warranties in the Merger Agreement and the performance of its respective obligations. Ginkgo’s obligation to consummate the Merger is also subject to the satisfaction or waiver of the condition that (i) we have not incurred or otherwise become liable for additional costs, expenses or liabilities with respect to our leased real property not contemplated under a specified schedule outlining our real estate plans and (ii) certain specified litigation matters are not reasonably expected to result in future money damages payable by us (in excess of any applicable insurance deductible and coverage amounts), where the aggregate of the amounts contemplated by clauses (i) and (ii) exceeds $25,000,000. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or whether another uncertainty may arise, and we cannot assure you that we will be able to successfully consummate the proposed Merger as currently contemplated under the Merger Agreement or at all. We are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for superior proposals.
The foregoing summary of the Merger Agreement and the proposed Merger is not complete and is qualified in its entirety by reference to (i) the more detailed discussion included in Note 14 to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and (ii) the full text of the Merger Agreement, a copy of which is incorporated by reference as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

2022 Restructuring
On July 25, 2022, we announced a reduction in force as part of our efforts to continue to execute on our previously announced strategic plan, including managing costs and conserving cash resources. We executed the initial phase of this reduction in force on July 26, 2022, which resulted in the termination of approximately 80 employees. We currently estimate that we will incur cash-based severance costs of approximately $4.0 million related to the initial phase of this reduction in force, as well as stock-based compensation and employee restructuring costs, the amount of which has not yet been estimated.
Program Updates
On July 25, 2022, we announced that, together with our partner Sumitomo Chemical Co. Ltd. (“Sumitomo Chemical”), we have determined to pause work on our Z1 electronics film program, as we had not received a sufficiently strong demand signal from the market to continue this work in the near-term. Our collaboration agreement with Sumitomo Chemical remains in effect, and we are exploring opportunities for the biomolecules created under the collaboration and other potential opportunities. We are also continuing to evaluate potential strategic alternatives for our advanced materials and drug discovery businesses.
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
Using our platform we are pursuing multiple markets:
1.Advanced Materials. For advanced materials we seek to employ bio-advantaged molecules or microbes to develop and deliver high performance products and are currently focused on four markets: agriculture, water repellency, advanced polymers, and healthcare. In agriculture, our most advanced product aims to improve crop nutrient uptake for significant markets, including corn, wheat, and sorghum. In the water repellency program, we are developing a family of molecules that improve the water repellency characteristics of cellulosic substrates. Our advanced polymers products include use of our Z2 polymer (the basis for Hyaline, which we have discontinued) for 3D printing applications. Finally, in healthcare materials, we have achieved the target technical specifications for two enzymes that are critical to produce mRNA vaccines, namely 2’-O’-Methyltransferase (“2’-O-MT”) and Vaccinia Capping Enzyme (“VCE”) and are exploring various options, including potential licensing or sale.
2.Drug Discovery. In drug discovery we leverage our differentiated access to natural products as a source of diverse chemical matter provided by our unified metagenomics database (“UMDB”).
3.Automation. Our automation products offer proven automation technology to organizations interested in improving the throughput, efficiency, and reliability of their lab operations.
Our products are in various stages of development ranging from concept to pilot stage. We have not yet generated revenue from product sales (except for nominal revenue related to the sale of samples and automation hardware and related services). However, most of these programs leverage data and learnings from our earlier work, which we believe enables our teams to move more quickly and precisely with each new program, and ultimately helps power our platform and make it more robust over time. For example, as part of our review of our product pipeline we researched market adjacencies for molecules we have already developed, including molecules that were the basis for Hyaline. Stemming from those efforts, we identified opportunities for using Z2 polymer in high-performance 3D printing applications.
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
Automation Revenue. Our automation revenue generally consists of fees earned from the sale of automation products for laboratory operations, web-based software services, support services or the combinations of products and services. Automation products generally include third party lab equipment hardware, customized enclosures and other elements for our reconfigurable automation cart (“RAC”) system. Services may include one-time service events, such as installation, consultation or design services or software subscription and support services performed over time. Our subscription arrangements are considered service contracts, and the customer does not have the right to take possession of the software.
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
Cost of Automation Revenue
Cost of automation revenue includes third-party equipment cost as well as internal costs of labor, materials and supplies, facilities and other overhead costs incurred in the delivery of the subscription, support and other service elements of our automation revenues.
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

Goodwill impairment charge. Goodwill impairment charge represents the charge resulting from our goodwill impairment analysis based on the excess of the carrying value of the reporting unit over the fair value of the reporting unit.
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

Results of Operations for the Three Months Ended June 30, 2022 and 2021
The following table sets forth our results of operations for the periods (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Revenues from research and development service agreements	$1,191	$4,846	$(3,655)	(75.4)%
Collaboration and other revenue	746	1,008	(262)	(26.0)%
Automation revenue	480	—	480	n.m.
Grant revenue	217	—	217	n.m.
Total revenues	2,634	5,854	(3,220)	(55.0)%
Cost and operating expenses:
Cost of service revenue	9,095	21,829	(12,734)	(58.3)%
Cost of automation revenue	637	—	637	n.m.
Research and development	31,186	50,152	(18,966)	(37.8)%
Sales and marketing	3,158	7,904	(4,746)	(60.0)%
General and administrative	24,294	23,661	633	2.7%
Goodwill impairment charge	40,645	—	40,645	n.m.
Restructuring charges (benefit)	(185)	—	(185)	n.m.
Total cost and operating expenses	108,830	103,546	5,284	5.1%
Operating loss	(106,196)	(97,692)	(8,504)	8.7%
Other income (expense):
Interest income	2	12	(10)	(83.3)%
Interest expense	(9,378)	(2,767)	(6,611)	238.9%
Gain (loss) on change in fair value of warrant liabilities	—	(430)	430	(100.0)%
Other expense, net	(885)	(5)	(880)	17,600.0%
Total other expense	(10,261)	(3,190)	(7,071)	221.7%
Loss before income taxes	(116,457)	(100,882)	(15,575)	15.4%
Benefit from (provision for) income taxes	(11)	16	(27)	(168.8)%
Net loss	$(116,468)	$(100,866)	$(15,602)	15.5%
—–—–—–—–—–—–
n.m.: Not meaningful
Revenue
Revenue from research and development service agreements decreased by $3.7 million, or 75%, for the quarter ended June 30, 2022 compared to the same period of the prior year. This decrease was primarily due to the following:
•a $3.2 million decrease from contracts ending in 2021;
•a $0.4 million decrease due to the termination of a customer contract in the first quarter of 2022; and
•a $0.3 million decrease due to the timing of deliverables under fixed fee contracts.
This was offset by:
•a $0.2 million increase from a customer contract acquired in 2021.
Collaboration and other revenue decreased by $0.3 million, or 26%, for the quarter ended June 30, 2022 compared to the same period of the prior year. This decrease was mainly due to the decreased research activity under the collaboration agreement with Sumitomo Chemical.
Automation revenue of $0.5 million was recognized in the quarter ended June 30, 2022, all related to the sale of automation hardware and related services. No automation revenue was recognized in the same period of the prior year.
Grant revenue of $0.2 million was recognized in the quarter ended June 30, 2022, all of which was related to the Bill & Melinda Gates Foundation grant agreement. No grant revenue was recognized in the same period of the prior year.

Cost of Revenue
Cost of service revenue decreased by $12.7 million, or 58%, for the quarter ended June 30, 2022 compared to the same period of the prior year. This decrease was primarily due to:
•a decrease of $6.1 million in labor cost associated with the impact of the restructuring initiative implemented in 2021 and a shift of resources from performing research and development activities for third parties to performing research and development activities on our own products following the termination of certain customer contracts, net of the impact of salary increases that went into effect in 2022 to reflect current market trends;
•decreases of approximately $2.4 million in consumables, $1.2 million in depreciation and $1.8 million in allocated rent, all due to a shift of resources from performing research and development activities for third parties to performing research and development activities on our own products and cessation of certain customer agreements. The decrease in allocated rent was also partially attributable to a consolidation of our real estate footprint as we prepare to move into our new company headquarters, which is currently under development;
•a decrease of approximately $0.6 million in other costs, primarily related to decreases in insurance costs, office supplies and transportation costs; and
•a decrease in the use of contract research resources of $0.4 million due mainly to the decreased external resource need for development work for an early stage customer that we pursued in 2021.
Cost of Automation Revenue
Cost of automation revenue was $0.6 million in the quarter ended June 30, 2022, which was comprised of the cost of hardware delivered to and accepted by the customer and the cost of services related to both installation and our subscription and support services. No cost of automation revenue was recognized in the same period of the prior year.
Operating Expenses
Research and development
Research and development expense decreased by $19.0 million, or 38%, in the quarter ended June 30, 2022 compared to the same period of the prior year. The overall decrease was primarily due to:
•a $15.6 million decrease in manufacturing and lab consumables and subcontractors expenses, largely attributable to the discontinued development of Hyaline and our insect repellent products during 2021. The decrease was partially offset by increased spend on other internally developed programs in our drug discovery pipeline as well as the application of our Z2 polymer for 3D printing; and
•a decrease of approximately $5.2 million in labor costs associated with the impact of the restructuring initiative implemented in 2021, which was offset by an expansion of resources focused on research and development activities, and the impact of salary increases that went into effect in 2022 to reflect current market trends.
This was offset by:
•a $1.1 million increase in depreciation attributable to the increased amortization from developed technology intangibles after the acquisition of Lodo Therapeutics in the second quarter of 2021, as well as a higher allocation of depreciation and amortization costs as a result of the shift in focus of employees to the development of our own products following the termination of certain customer contracts; and
•an increase of approximately $0.7 million in stock-based compensation expense, partly due to the RSUs awarded in connection with a retention program in 2021 as well as refresh, promotion and new hire grants made in 2022 in the ordinary course of business, offset by a decrease in the cost associated with options with a market-based vesting condition after the separation of an executive in the fourth quarter of 2021 and the impact of forfeitures of employee stock option awards.
Sales and marketing
Sales and marketing expense decreased by $4.7 million, or 60%, in the quarter ended June 30, 2022 compared to the same period of the prior year. This decrease was primarily due to:
•a decrease of approximately $2.3 million in labor costs attributable to the impact of the restructuring initiative and personnel attrition, which was partially offset by the impact of salary increases that went into effect in 2022 to reflect current market trends; and
•a $2.3 million decrease in expense related to subcontractors. This was largely due to reduced public relations and marketing spend compared to 2021 which was driven by high customer and brand marketing activities in 2021 before and after our initial public offering (“IPO”) in April 2021.

General and administrative
General and administrative expense increased by $0.6 million, or 3%, in the quarter ended June 30, 2022 compared to the same period of the prior year. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of approximately $1.1 million in stock compensation expense due to RSUs granted in a retention program and options with service-based vesting and RSUs granted to executives hired in 2021, including awards granted to our Acting CEO offset by a decrease in costs associated with options with a market-based vesting condition after the forfeiture of a portion of those options by our previous CEO upon his separation during the third quarter of 2021;
•a $0.8 million increase in expense related to professional services fees. This was largely due to an increased spend on legal and consulting services during the due diligence process leading up to the signing of the Merger Agreement in July 2022;
•an increase of approximately $0.5 million in consumables due to the termination fee incurred related to a vendor contract; and
•an increase of approximately $0.3 million in rent attributable to the impact of the restructuring initiative which resulted in a higher proportion of rent being allocated to general and administrative personnel. This increase was partially offset by an overall decrease in the rent costs due to a consolidation of our real estate footprint as we prepare to move into our new company headquarters, which is currently under development.
This was offset by:
•a $1.8 million decrease in labor costs attributable to the impact of the restructuring initiative and personnel attrition, which was partially offset by the impact of salary increases that went into effect in 2022 to reflect current market trends; and
•a $0.3 million decrease in depreciation and software costs associated with a reduced spend on IT and computer related supplies.
Goodwill impairment charge
We recorded a goodwill impairment charge of $40.6 million in the quarter ended June 30, 2022. We estimated the fair value of our reporting unit using a combination of income-based and market-based methods, including a discounted cash flow method, a market-based revenue multiple method and a probability-weighted scenario of a potential merger transaction based on the terms and information available as of the measurement date, June 30, 2022. The result of the interim impairment test in the second quarter of 2022 indicated that the estimated fair value of the reporting unit was less than its carrying value.
We did not record any goodwill impairment charge in the corresponding prior year period.
Restructuring charges
We recorded a benefit of $0.2 million in restructuring charges in the quarter ended June 30, 2022, and we did not record any restructuring charges in the corresponding prior year period. The benefit mainly resulted from the release of an accrual for a terminated contract manufacturing contract previously included in restructuring charges.
Interest income (expense)
Interest income was flat in the quarter ended June 30, 2022 compared to the same period of the prior year.
Interest expense increased by $6.6 million, or 239%, in the quarter ended June 30, 2022 compared to the same period of the prior year. This increase was primarily due to the October 2021 amendment of our term loan, which resulted in the accretion of an end-of-term payment, additional discount amortization and acceleration of debt discount amortization.
Gain (loss) on change in fair value of warrant liability
No change in fair value of warrant liability was recorded in the quarter ended June 30, 2022, as all warrants were exercised effective with our IPO in April 2021. The gain of $0.4 million in the same period of the prior year was a result of the warrants being remeasured to intrinsic value immediately prior to the IPO in April 2021.

Results of Operations for the Six Months Ended June 30, 2022 and 2021
The following table sets forth our results of operations for the periods (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Revenues from research and development service agreements	$4,412	$7,460	$(3,048)	(40.9)%
Collaboration and other revenue	2,079	2,129	(50)	(2.3)%
Automation revenue	480	—	480	n.m.
Grant revenue	454	—	454	n.m.
Total revenues	7,425	9,589	(2,164)	(22.6)%
Cost and operating expenses:
Cost of service revenue	21,550	42,959	(21,409)	(49.8)%
Cost of automation revenue	637	—	637	n.m.
Research and development	59,925	89,963	(30,038)	(33.4)%
Sales and marketing	6,796	14,776	(7,980)	(54.0)%
General and administrative	47,999	42,992	5,007	11.6%
Goodwill impairment charge	40,645	—	40,645	n.m.
Restructuring charges	(315)	—	(315)	n.m.
Total cost and operating expenses	177,237	190,690	(13,453)	(7.1)%
Operating loss	(169,812)	(181,101)	11,289	(6.2)%
Other income (expense):
Interest income	53	55	(2)	(3.6)%
Interest expense	(17,423)	(5,494)	(11,929)	217.1%
Gain (loss) on change in fair value of warrant liabilities	—	1,849	(1,849)	(100.0)%
Other expense, net	(1,417)	(768)	(649)	84.5%
Total other expense	(18,787)	(4,358)	(14,429)	331.1%
Loss before income taxes	(188,599)	(185,459)	(3,140)	1.7%
(Provision for) benefit from income taxes	15	8	7	87.5%
Net loss	$(188,584)	$(185,451)	$(3,133)	1.7%
—–—–—–—–—–—–
n.m.: Not meaningful
Revenue
Revenue from research and development service agreements decreased by $3.0 million, or 41%, for the six months ended June 30, 2022 compared to the same period of the prior year. This decrease was primarily due to the following:
•a $4.8 million decrease from contracts ending in 2021.
This was offset by:
•a $0.8 million increase in revenues due to the recognition of previously received consideration that was not yet recognized as revenue, as well as termination consideration upon the termination of a customer contract;
•a $0.7 million increase from a contract acquired during the second quarter of 2021;
•a $0.2 million increase due to the timing of deliverables under fixed fee contracts; and
•a $0.1 million increase due to increased fixed fees for an extended legacy customer contract.
Collaboration and other revenue was flat for the six months ended June 30, 2022 compared to the same period of the prior year.
Automation revenue of $0.5 million was recognized in the six months ended June 30, 2022, all related to the sale of automation hardware and related services. No automation revenue was recognized in the same period of the prior year.
Grant revenue of $0.5 million was recognized in the six months ended June 30, 2022, all of which was related to the Bill & Melinda Gates Foundation grant agreement. No grant revenue was recognized in the same period of the prior year.

Cost of Revenue
Cost of service revenue decreased by $21.4 million, or 50%, for the six months ended June 30, 2022 compared to the same period of the prior year. This decrease was primarily due to:
•a decrease of $11.8 million in labor cost associated with the impact of the restructuring initiative implemented in 2021 and a shift of resources from performing research and development activities for third parties to performing research and development activities on our own products following the termination of certain customer contracts, net of the impact of salary increases that went into effect in 2022 to reflect current market trends;
•decreases of approximately $3.6 million in consumables, $2.0 million in depreciation and $2.4 million in allocated rent, all due to a shift of resources from performing research and development activities for third parties to performing research and development activities on our own products and cessation of certain customer agreements. The decrease in depreciation was offset by increased amortization from developed technology intangibles after the acquisition of Lodo Therapeutics in the second quarter of 2021. The decrease in allocated rent was partially offset by an increase in overall rent due to the expansion of our real estate footprint, including the addition of a new company headquarters, which is currently under development;
•a decrease in the use of contract research resources of $1.0 million due mainly to the decreased external resource need for development work for an early stage customer that we pursued in 2021; and
•a decrease in other expenses of $0.6 million due to a shift of allocated facilities and transportation costs due to a shift of resources from performing research and development activities for third parties to performing research and development activities on our own products and cessation of certain customer agreements.
Cost of Automation Revenue
Cost of automation revenue was $0.6 million in the six months ended June 30, 2022, which was comprised of the cost of hardware delivered to and accepted by the customer and cost of services related to both installation and our subscription and support services. No cost of automation revenue was recognized in the same period of the prior year.
Operating Expenses
Research and development
Research and development expense decreased by $30.0 million, or 33%, in the six months ended June 30, 2022 compared to the same period of the prior year. The overall decrease was primarily due to:
•a $28.7 million decrease in manufacturing and lab consumables and subcontractors expenses, largely attributable to discontinued development of Hyaline and our insect repellent products during 2021. The decrease was partially offset by increased spend on other internally developed programs in our drug discovery pipeline as well as our water repellency programs and the application of our Z2 polymer for 3D printing; and
•a decrease of approximately $8.7 million in labor costs associated with the impact of the restructuring initiative implemented in 2021 which was offset by an expansion of resources focused on research and development activities, and the impact of salary increases that went into effect in 2022 to reflect current market trends.
This was offset by:
•a $3.1 million increase in depreciation attributable to an increased amortization from developed technology intangibles after the acquisition of Lodo Therapeutics in the second quarter of 2021, as well as a higher allocation of depreciation and amortization costs as a result of the shift in focus of employees to the development of our own products following the termination of certain customer contracts;
•an increase of approximately $2.3 million in stock-based compensation expense, partly due to the increase in resources allocated to our own product development from customer research and development activities, the impact of the issuance of options with market-based vesting conditions in April 2021 and RSUs awarded in connection with a retention program in 2021 as well as RSUs issued as refresh or promotion grants during 2022;
•a $1.7 million increase in allocated rent due to the expansion of our real estate footprint, including the addition of a new company headquarters, which is currently under development, and a higher allocation of rent costs as a result of a shift in focus of employees to research and development activities for our own products following the termination of some customer contracts; and
•a $0.3 million increase in other expenses.

Sales and marketing
Sales and marketing expense decreased by $8.0 million, or 54%, in the six months ended June 30, 2022 compared to the same period of the prior year. This decrease was primarily due to:
•a decrease of approximately $4.1 million in labor costs attributable to the impact of the restructuring initiative and personnel attrition, which was partially offset by the impact of salary increases that went into effect in 2022 to reflect current market trends; and
•a $4.2 million decrease in expense related to subcontractors. This was largely due to reduced public relations and marketing spend compared to 2021 which was driven by high customer and brand marketing activities, including brand marketing activities leading up to our IPO in April 2021.
This was offset by:
•an increase of approximately $0.3 million in stock-based compensation expense, partly due to awards issued in relation to a retention program and options with service-based vesting conditions issued to executives hired in 2021.
General and administrative
General and administrative expense increased by $5.0 million, or 12%, in the six months ended June 30, 2022 compared to the same period of the prior year. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of approximately $4.0 million in stock compensation expense due to RSUs granted in a retention program and options with service-based vesting and RSUs granted to executives hired in 2021, including awards granted to our Acting CEO as well as RSU awards granted as refresh, promotion and new hire grants in 2022, offset by a decrease in expense related to options with a market-based vesting condition due to the forfeiture of such options by our preceding CEO upon his termination in August 2021;
•an increase of approximately $1.8 million in allocated rent due to an increase in our overall real estate cost mainly due to the addition of a new company headquarters, which is currently under development;
•a $0.7 million increase in expense related to professional services fees. This was largely due to legal and consultancy spend during the due diligence process leading up to the signing of the Merger Agreement in July 2022 and legal costs related to the shareholder litigation matter described under Part II, Item 1 of this Quarterly Report on Form 10-Q, offset by a decrease in consultancy spend after our IPO in April 2021, decreased spend related to patent filings and a decrease in recruitment fees following the 2021 executive hires;
•a $0.6 million increase in other expenses mainly related to an increase in insurance costs; and
•an increase of approximately $0.5 million in consumables due to the termination fee incurred related to a vendor contract.
This was offset by:
•a $2.4 million decrease in labor costs attributable to the impact of the restructuring initiative and personnel attrition, which was partially offset by the impact of salary increases that went into effect in 2022 to reflect current market trends.
Goodwill impairment charge
We recorded a goodwill impairment charge of $40.6 million in the six months ended June 30, 2022. We estimated the fair value of our reporting unit using a combination of income-based and market-based methods, including a discounted cash flow method, a market-based revenue multiple method and a probability-weighted scenario of a potential merger transaction based on the terms and information available as of the measurement date, June 30, 2022. The result of the interim impairment test in the second quarter of 2022 indicated that the estimated fair value of the reporting unit was less than its carrying value.
We did not record any goodwill impairment charge in the corresponding prior year period.
Restructuring charges
We recorded a benefit of $0.3 million in restructuring charges in the six months ended June 30, 2022, and we did not record any restructuring charges in the corresponding prior year period. The benefit mainly resulted from the release of an accrual for a terminated contract manufacturing contract previously included in restructuring charges.
Interest income (expense)
Interest income was flat in the six months ended June 30, 2022 compared to the same period of the prior year.

Interest expense increased by $11.9 million, or 217%, in the six months ended June 30, 2022 compared to the same period of the prior year. This increase was primarily due to the October 2021 amendment of our term loan, which resulted in the accretion of an end-of-term payment, additional discount amortization and acceleration of debt discount amortization.
Gain (loss) on change in fair value of warrant liability
No change in fair value of warrant liability was recorded in the six months ended June 30, 2022, as all warrants were exercised effective with our IPO in April 2021. The gain in the fair value of the warrant liability in the six months ended June 30, 2021 was primarily due to the assumption used in the valuation of the warrants which as of March 31, 2021 used a weighted average value derived from a Black-Scholes-Merton (“BSM”) option model with a term consistent with the time to the expected IPO date as of March 31, 2021 based on the expectation that the warrant would be exercised at the IPO (conditioned upon the consummation of a public offering of our common stock on or prior to June 30, 2021) and the value derived from the option pricing model with a term consistent with the remaining term until a future liquidity event, other than the IPO scenario described above. This change in assumption led to a gain on change in fair value of warrant liability of $2.3 million in the quarter ended March 31, 2021. In the subsequent quarter ending June 30, 2021, there was a partial reversal of the gain of $0.4 million when the warrants were exercised in connection with the IPO in April 2021 and were at that time remeasured to their intrinsic value.
Liquidity, Capital Resources and Plan of Operations
From our inception through June 30, 2022 we have incurred significant operating losses and negative cash flows from our operations as we have developed our platform and products.
We have not yet generated revenue from product sales (except for nominal revenue related to the sale of samples and automation hardware and related services) and expect product revenue to be immaterial in 2022. We have implemented measures to reduce our costs to extend our cash runway, including conducting two reductions in force that resulted in the elimination of approximately 220 positions during 2021 and restructuring some of our expenses. In July 2022, we announced an additional reduction in force, the initial phase of the 2022 Restructuring. This resulted in the termination of approximately 80 employees, and we are planning additional actions to reduce operating cash burn. As a result of these activities we believe that we will have sufficient cash to continue to fund our operations to the middle of 2023. However, we expect we will need additional funds to meet operational needs and capital requirements for product development and commercialization, and our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. See Note 1 to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
To date, we have financed our operations primarily with proceeds from the sale of shares through our IPO, the sale of convertible preferred stock, proceeds from debt arrangements and revenue from R&D service and collaboration and other arrangements. We had unrestricted cash and cash equivalents as of June 30, 2022 of $213.6 million.
Capital expenditures were $13.1 million in the six months ended June 30, 2022 and were related primarily to the purchases of facilities improvements and laboratory equipment. We expect capital expenditures to increase on an absolute dollar basis in the short term as we continue to build out our new headquarters in Emeryville, CA.
Our primary uses of capital are, and we expect will continue to be for the near future, personnel costs, product pipeline development and commercialization costs, platform development costs, laboratory and related supplies, legal, patent and other regulatory expenses and general overhead costs. We are also continuing to evaluate strategic alternatives for our advanced materials and drug discovery businesses, and may pursue joint ventures and other strategic transactions.

If we are unable to complete our proposed Merger with Ginkgo on the timing we anticipate or at all, we will need substantial additional funding to pursue our growth strategy and support continuing operations. Until such time as we can generate significant revenue from product sales or other customer or collaboration arrangements to fund operations, we expect to require additional capital to fund our operations, which may include capital from the issuance of additional equity, debt financings or other capital-raising transactions. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Our ability to obtain additional funding will depend on a variety of factors, many of which are unpredictable and beyond our control, including general conditions in the global economy and in the global financial markets, which have been and may continue to be impacted by interruptions, delays and/or cost increases resulting from the ongoing COVID-19 pandemic, political instability or geopolitical tensions, such as the Ukraine War, economic weakness, inflationary pressures, or other factors. If the equity and credit markets deteriorate further, including as a result of economic weakness, a resurgence of COVID-19, political unrest or war, including the Ukraine War, or any other reason, such deterioration may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and, if obtained, such financing may be more costly or more dilutive. If we are unable to raise capital when needed, we will need to delay, reduce or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans. In addition, pending the completion of our proposed Merger with Ginkgo, the Merger Agreement contains covenants that restrict our ability to incur indebtedness or engage in certain other capital-raising transactions without the approval of Ginkgo, which may further limit our ability to raise capital.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(99,575)	$(167,104)
Net cash used in investing activities	$(12,859)	$(18,325)
Net cash (used in) provided by financing activities	$(57,846)	$554,689
Net Cash Used in Operating Activities
The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.
Net cash used in operating activities for the six months ended June 30, 2022 of $99.6 million primarily related to our net loss of $188.6 million, adjusted for non-cash charges of $88.5 million and net cash inflows of $0.5 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment, stock-based compensation, non-cash lease expense, non-cash interest expense related to the amortization of the debt discount and accretion of the end-of-term payment related to our credit and guaranty agreement, as amended and restated, with Perceptive Credit Holdings II, LP and PCOF EQ AIV II, LP (the “Perceptive Credit Agreement”) and the impairment of our goodwill in the second quarter of 2022. The main drivers of the changes in operating assets and liabilities were a decrease in operating lease right-of-use assets of $2.7 million and a $3.9 million increase in accounts payable and accrued liabilities. These changes resulted in a cash inflow and were partially offset by an increase in prepaid expenses of $5.7 million and a $1.0 million increase in deferred revenue.
Net cash used in operating activities for the six months ended June 30, 2021 of $167.1 million primarily related to our net loss of $185.5 million, adjusted for non-cash charges of $17.8 million and net cash outflows of $0.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment, stock-based compensation, and gain on fair value change of warrant liability. The main drivers of the changes in operating assets and liabilities were an increase of $11.9 million in deferred rent, largely as a result of the straight-line impact of leases, particularly for the new company headquarters, along with tenant improvement allowances received in the period, an increase of $0.9 million in accounts payable, accrued expenses and other liabilities resulting primarily from an increase in vendor balances, and an increase of $0.1 million in deferred revenue. These changes resulted in a cash inflow and were partially offset by cash outflows resulting from an increase in prepaid expenses of $6.7 million, mainly due to insurance costs related to being a public company, an increase in accounts receivable (billed and unbilled) of $3.3 million and an increase in inventories of $1.0 million.

Net Cash Used in Investing Activities
Net cash used in investing activities was $12.9 million for the six months ended June 30, 2022 and mainly related to the purchase of property and equipment, of which a substantial majority related to purchases of facilities improvements and laboratory equipment.
Net cash used in investing activities was $18.3 million for six months ended June 30, 2021 related to the purchase of property and equipment of which a substantial majority related to purchases of facilities improvements and laboratory equipment, and the acquisition of Lodo Therapeutics.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $57.8 million for the six months ended June 30, 2022, which consisted primarily of the $58.5 million repayment of borrowings under the Perceptive Credit Agreement and related end-of-term payment, partially offset by proceeds from the exercise of common stock options and the purchases under our ESPP.
Net cash provided by financing activities was $554.7 million for the six months ended June 30, 2021, which consisted primarily of a net $533.3 million of proceeds from the IPO, $15.0 million from the exercise of Series C warrants, $4.4 million from the exercise of common stock options and $1.9 million in proceeds from the repayment of non-recourse loans.
Off Balance Sheet Arrangements
As of June 30, 2022 and 2021, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off balance sheet arrangements or other purposes.
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
Goodwill, Acquired Intangible Assets and Long-Lived Assets
Goodwill is not amortized, but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We perform our annual goodwill impairment test in the fourth quarter. The inputs to our business are primarily comprised of a collection of accessible biomolecules, our software and data science technology, and our data driven microbe optimization processes which enable our platform to deliver products and services to our customers. Additionally, we manage our platform based on entity wide metrics and consolidated financial results. Therefore, we have determined that there is a single reporting unit for the purpose of conducting our goodwill impairment assessment. Factors we consider important, on an overall company basis, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or our overall business strategy, significant negative industry or macroeconomic trends, a significant decline in our stock price for a sustained period, or a significant reduction of our market capitalization relative to net book value. The economic and capital market volatility in 2022 and our business plan which required continued funding, resulted in the sustained decrease in our share price. As a result, we identified that a possible indicator of impairment was present as of the second quarter of 2022.

To conduct impairment tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value, not to exceed the recorded amount of goodwill. We estimated the fair value of the reporting unit using a combination of income-based and market-based, including a discounted cash flow method, a market-based revenue multiple method and a probability-weighted scenario of a potential merger transaction. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period. This approach incorporates significant estimates and assumptions related to the forecasted results including, but not limited to, estimates and assumptions regarding revenues, expenses, capital expenditures, the achievement of certain cost synergies, terminal growth rates and discount rates to estimate future cash flows. Rates used to discount cash flows are dependent upon interest rates and the cost of capital based on our industry and capital structure, adjusted for equity and size risk premiums based on market capitalization, as well as certain other financial inputs from a selection of comparable publicly-traded companies with product offerings similar to those of the reporting unit. Under the market multiple approach, we estimate the fair value based on comparable companies’ market multiples of revenues. Lastly, we incorporated the potential merger transaction under negotiation as of the end of the quarter based on status of negotiation and terms known as of the end of the second quarter of 2022.
Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. We amortize acquired definite-lived intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. In addition to the acquired intangible assets, our long-lived assets (other than goodwill) relate to our major operations to design and develop microbes, molecules, and materials for diverse end markets which consist primarily of leasehold improvements and laboratory equipment as well as operating lease right-of-use assets. These assets are grouped for impairment testing in one or more asset groups which represent the lowest level of aggregation for which independent cash flows exist. The Company's platform provides the lowest level of identifiable independent cash flows. Therefore, for purposes of evaluating potential impairment of the Company's long-lived assets, a single entity-wide asset group exists. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, such impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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
Currently, our sole underlying asset class is real estate.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are primarily invested in short-term U.S. Treasury obligations.
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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. These risks include, but are not limited to, the following:
•Failure to complete, or delays in completing, our proposed Merger with Ginkgo and disruptions in our business caused by the proposed Merger could materially and adversely affect our results of operations, business, financial results and stock price.
•We cannot be sure if or when the Merger will be completed.
•If the Merger is consummated, the combined company may not perform as we or the market expect, which could have an adverse effect on the price of Ginkgo Class A Shares, which our current stockholders will own following the completion of the Merger.
•The number of Ginkgo Class A Shares issuable in the Merger in respect of one share of our common stock is fixed and will not be adjusted. Because the market price of Ginkgo Class A Shares may fluctuate, our stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their shares of our common stock in connection with the Merger.
•The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquirer of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee of $10 million.
•Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the completion of the proposed Merger.
•If the proposed Merger is delayed or the Merger Agreement is terminated, any failure to identify or execute strategic alternatives for our advanced materials and drug discovery businesses could increase our costs, intensify our need for additional capital and damage our business prospects.
•We may not be able to successfully commercialize or generate revenue from our products.
•We may not be able to successfully execute on our new strategic plan.
•Our efforts to reduce our operating costs and extend our cash runway may not be successful.

•Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. If we are unable to raise additional funding to meet our operational needs, we may be forced to limit or cease our operations and/or liquidate our assets.
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
•We recently determined that goodwill was impaired, and if other intangible assets or long-lived assets become further impaired, we may be required to record additional significant charges to earnings.
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
Risks Related to the Proposed Acquisition of Zymergen by Ginkgo
Failure to complete, or delays in completing, our proposed Merger with Ginkgo and disruptions in our business caused by the proposed Merger could materially and adversely affect our results of operations, business, financial results and stock price.
On July 24, 2022, we entered into the Merger Agreement with Ginkgo and Merger Sub pursuant to which, if all of the conditions to closing are satisfied or waived, we will become a wholly-owned subsidiary of Ginkgo pursuant to the Merger. The parties’ obligations to consummate the Merger are subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, among others, that: (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock, (ii) the expiration or termination of the waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, if a merger control inquiry is initiated or commenced by a governmental authority outside of the United States, approval in that jurisdiction, (iii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger, (iv) Ginkgo’s registration statement on Form S-4 having been declared effective in accordance with the provisions of the Securities Act, (v) authorization and approval of the Ginkgo Class A Shares for listing on the New York Stock Exchange (or any successor inter-dealer quotation system or stock exchange thereto), (vi) no material adverse effect has occurred on the other party since the signing of the Merger Agreement that is continuing and (vii) certain other customary conditions relating to the other party’s representations and warranties in the Merger Agreement and the performance of its respective obligations. Ginkgo’s obligation to consummate the Merger is also subject to the satisfaction or waiver of the condition that (i) we have not incurred or otherwise become liable for additional costs, expenses or liabilities with respect to our leased real property not contemplated under a specified schedule outlining our real estate plans and (ii) certain specified litigation matters are not reasonably expected to result in future money damages payable by us (in excess of any applicable insurance deductible and coverage amounts), where the aggregate of the amounts contemplated by clauses (i) and (ii) exceeds $25,000,000. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or whether another uncertainty may arise, and we cannot assure you that we will be able to successfully consummate the proposed Merger as currently contemplated under the Merger Agreement or at all.
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially and adversely affect our results of operations and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to our future could adversely affect our business and our relationship with customers, partners, vendors, regulators and other service providers. For example, potential customers may defer decisions about working with us or seek to change existing business relationships with us, and our sales cycle may be extended or delayed. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
Risks related to the failure of the proposed Merger to be consummated include, but are not limited to, the following:
•under some circumstances, we may be required to pay a termination fee to Ginkgo of $10 million;
•we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;
•the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
•the attention of our management and employees may have been diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;
•we could be subject to litigation related to the Merger and any failure to complete the Merger;
•the potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events, individually or in combination, could materially and adversely affect our results of operations, our business and the trading price of our common stock.
We cannot be sure if or when the Merger will be completed.
The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the authorization of the Merger by our stockholders. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions or if other mutual closing conditions are not satisfied, Ginkgo and Merger Sub will not be obligated to complete the Merger. Under certain circumstances, we would be required to pay Ginkgo a termination fee of $10 million, as more fully set forth in the Merger Agreement.
Until the Merger is completed, the Merger Agreement restricts us from taking specified actions without Ginkgo’s consent, and generally requires us to operate in the ordinary course of business consistent with past practice. These restrictions may prevent us from making otherwise appropriate changes to our business or pursuing attractive business opportunities that may arise prior to the completion of the Merger.
In addition, the pendency of the Merger, any delay in completion of the Merger or termination of the Merger Agreement could have the effect of intensifying the risks related to our ability to continue as a going concern and our need for additional capital. For example, although we currently believe that following recent and ongoing cost reduction measures we will have sufficient capital to support our operations to the middle of 2023, any increased costs related to such pendency, delay or termination, including any termination fee payable to Ginkgo, could have the effect of increasing costs beyond our expectations and shortening our cash runway. Moreover, the Merger Agreement includes provisions that restrict our ability to engage in capital-raising transactions without the consent of Ginkgo, and if we fail to pursue and execute such transactions, whether as a result of such restrictions or our own expectations regarding the timing of and our ability to complete the proposed Merger, such delay or inaction could aggravate risks regarding our ability to raise additional capital on acceptable terms, or at all, following any subsequent delay of the Merger or termination of the Merger Agreement. See “—Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. If we are unable to raise additional funding to meet our operational needs, we may be forced to limit or cease our operations and/or liquidate our assets” and “We expect to need to raise additional capital to fund our operations, which we may not be able to obtain on favorable terms, or at all, and which, if obtained, may cause dilution to our stockholders or cause us to further limit our operations.”
If the Merger is consummated, the combined company may not perform as we or the market expect, which could have an adverse effect on the price of Ginkgo Class A Shares, which our current stockholders will own following the completion of the Merger.
Even if the Merger is consummated, the combined company may not perform as we or the market expect. Risks associated with the combined company following the Merger include:
•integrating two businesses is a difficult, expensive, and time-consuming process, and the failure to integrate successfully the businesses of Zymergen and Ginkgo in the expected time frame could adversely affect Ginkgo’s future results following completion of the Merger;
•it is possible that key employees might decide not to remain with Ginkgo after the Merger is completed, and the loss of key personnel could have a material and adverse effect on the resulting entity’s results of operations, financial condition and prospects;
•the success of the combined company may also depend upon relationships with third parties and pre-existing customers of our company and Ginkgo, which relationships may be affected by customer preferences or public attitudes about the Merger. Any adverse changes in these relationships could adversely affect the combined company’s business, results of operations, and financial condition;
•the stock price of Ginkgo Class A Shares after the Merger may be affected by factors different from those currently affecting the shares of our common stock; and
•if governmental agencies or regulatory bodies impose requirements, limitations, costs, divestitures, or restrictions on the consummation of the proposed Merger, the combined company’s ability to realize the anticipated benefits of the Merger may be impaired.
If any of these events were to occur, the value of the Ginkgo Class A Shares received by our stockholders in the Merger could be adversely affected.

The number of Ginkgo Class A Shares issuable in the Merger in respect of one share of our common stock is fixed and will not be adjusted. Because the market price of Ginkgo Class A Shares may fluctuate, our stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their shares of our common stock in connection with the Merger.
In connection with the Merger, our stockholders will receive a fixed number of Ginkgo Class A Shares for each of their shares of our common stock (i.e., 0.9179 Ginkgo Class A Shares for each share of our common stock). Accordingly, the market value of the stock consideration that our stockholders will receive in the Merger will vary based on the price of Ginkgo Class A Shares at the time our stockholders receive the transaction consideration. As a result of any such changes in stock price, the market value of the Ginkgo Class A Shares that our stockholders will receive at the time that the Merger is completed could vary significantly from the value of such shares immediately prior to the public announcement of the Merger.
A decline in the market price of Ginkgo Class A Shares could result from a variety of factors beyond Ginkgo’s control, including, among other things, the possibility that Ginkgo may not achieve the expected benefits of the acquisition of our company as rapidly or to the extent anticipated, our business may not perform as anticipated following the transaction, the effect of the transaction on Ginkgo’s financial results may not meet the expectations of Ginkgo’s management, financial analysts or investors, or the addition and integration of our business may be unsuccessful, take longer or be more disruptive than anticipated, as well as numerous factors affecting Ginkgo and its businesses that are unrelated to our company and the proposed Merger.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquirer of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee of $10 million.
The Merger Agreement contains “no-shop” provisions that limit our ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding any alternative acquisition proposals, subject to a “fiduciary out” provision that allows us, under certain specified circumstances, to provide information to, and participate in discussions and engage in negotiations with, third parties with respect to an alternative acquisition proposal if our board of directors (or a committee thereof) has determined in good faith (after consultation with its outside legal counsel and financial advisors) that (i) such alternative acquisition proposal either constitutes a “Superior Proposal” (as defined in the Merger Agreement) or would reasonably be expected to lead to a Superior Proposal and (ii) the failure to take such actions would be reasonably likely to be inconsistent with the directors’ fiduciary duties under applicable Law. The parties have also agreed to use their reasonable best efforts to consummate the Merger.
If the Merger Agreement is validly terminated in connection with certain specified circumstances, including due to us accepting a Superior Proposal, willful and material breach of our no-shop obligations, or our board of directors’ withdrawal or change of its recommendation of the Merger to our stockholders, then we will be required to pay a termination fee to Ginkgo equal to $10 million, as more fully set forth in the Merger Agreement. Additionally, we will be required to pay this termination fee to Ginkgo if the Merger Agreement is terminated in certain circumstances and we enter into an agreement or complete an alternative proposal to acquire our company within twelve months of such termination.
These provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring all or a significant portion of our company or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration in the Merger, or might result in a potential third-party acquirer or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.
Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the completion of the proposed Merger.
Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, or our board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, or against Ginkgo or Merger Sub could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

If the proposed Merger is delayed or the Merger Agreement is terminated, any failure to identify or execute strategic alternatives for our advanced materials and drug discovery businesses could increase our costs, intensify our need for additional capital and damage our business prospects.
Pending our proposed Merger with Ginkgo, we are continuing to evaluate strategic alternatives for our advanced materials and drug discovery businesses, which may include, among other things, independent private company spinouts, the sale of all or a portion of such businesses or their assets to other organizations, or joint venture, strategic alliance, collaboration or licensing agreements with third parties, and we are exploring various options, including licensing and sale, for our mRNA enzyme program. Our pursuit of strategic alternatives for these businesses may divert management attention from other day-to-day responsibilities, result in us choosing not to make otherwise promising investments in these businesses, heighten risks relating to employee retention, increase our expenses and reduce our cash available for operations, and even if we are successful in identifying and completing strategic alternative transactions, such transactions may not yield the cost savings or other benefits that we desire. As a result, if the proposed Merger is delayed or if the Merger Agreement is terminated, our pursuit of strategic alternatives, as well as any failure to successfully identify or execute such transactions or achieve the benefits we desire from such transactions, could have a material and adverse effect on our business, prospects and financial condition and could have the effect of heightening the other risks described in this “Risk Factors” section, including with respect to our ability to execute on our strategic plan, reduce our operating costs and extend our cash runway, and would increase uncertainty as to our ability to continue as a going concern. See “—Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. If we are unable to raise additional funding to meet our operational needs, we may be forced to limit or cease our operations and/or liquidate our assets.” In addition, if we divest these businesses at a loss, we may be required to recognize additional impairment, restructuring or other disposal charges.
Risks Related to Our Business
We may not be able to successfully commercialize or generate revenue from our products.
We have not yet generated revenue from product sales (except for nominal revenue related to the sale of samples and automation hardware and related services) and expect product revenue to be immaterial in 2022. During the second half of 2021, we conducted an assessment of our target markets and the fit of the products in our pipeline to those markets (the “Portfolio Review”). As a result of our Portfolio Review, we determined to focus on a smaller number of programs that we believe capitalize on our capabilities and provide clear commercial opportunities. As a result, we discontinued our electronics film programs, other than Z1, which is partnered with Sumitomo Chemical, because emerging data on the market segment we were targeting with Hyaline and other electronics films indicated a smaller near-term opportunity than previously expected. We also discontinued our consumer care programs, including our insect repellent product, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of our insect repellent product, it could not be produced and distributed at a price point competitive with incumbent products. Following the Portfolio Review, we have continued to evaluate our product pipeline, and we and Sumitomo Chemical have determined to pause work on our Z1 program as we had not received a sufficiently strong demand signal from the market to continue this work in the near-term. We are also exploring various options in our mRNA enzyme program after achieving the target technical specifications, including potential licensing and sale. Following our Portfolio Review and subsequent assessments, we are focused on our advanced materials business, including agriculture, water repellency, advanced polymers, and healthcare, as well as our drug discovery and automation businesses. We are also investing heavily in research with the goal of building a pipeline of new opportunities. We do not currently know which, if any, of our future products will be successfully commercialized, we do not have a firm pipeline of customers or visibility on commitments, and our prospects for sales of our products are highly uncertain. In addition, if we are unable to commercialize or generate revenue from the products in our focus areas, we may be unable to identify or develop suitable alternative product candidates in a timely manner or at all. If we are unable to successfully commercialize or generate revenue from product sales, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations would be materially and adversely affected and the value of our common stock could decline.

We may not be able to successfully execute on our new strategic plan.
With the benefit of the analyses and evaluations that we have conducted through the Portfolio Review, we adopted a new strategic plan in early 2022 with clear milestones and goals, and we have continued to refine our strategic plan with the benefit of additional analyses and evaluations. Under our new strategic plan, we are focused on our advanced materials business, including agriculture, water repellency, advanced polymers, and healthcare, as well as our drug discovery and automation businesses. We are also investing heavily in research with the goal of building a pipeline of new opportunities. Some or all of the programs on which we are focused could fail to produce commercially viable products on the timelines that we anticipate or at all. In addition to our recent determination, together with Sumitomo Chemical, to pause work on our Z1 program, we expect that some of our remaining programs will not reach commercialization because we determine that the commercial opportunities we target are smaller than we anticipate, we encounter technical difficulties, the competitive landscape shifts, we otherwise determine in our business judgment to terminate a program or, in the case of our mRNA enzyme program, if we are unable to identify a viable options for a license, sale or other alternative. We may also further modify our strategic plan. Any decision to terminate a program will further reduce the number of programs that we are pursuing and reduce the number of opportunities available to us. The success of our narrowed focus and our new strategic plan depends on our ability to identify and execute on commercial opportunities for our products in our focus areas. If we are unable to successfully execute our strategy, our business, financial condition and results of operations may be materially and adversely affected.
Our efforts to reduce our operating costs and extend our cash runway may not be successful.
We recently implemented several cost reduction measures, including reductions in force and the discontinuation of certain of our programs. In the fall of 2021, we executed a reduction in force that resulted in the elimination of approximately 220 positions and in July 2022, we announced an additional reduction in force, the initial phase of which was executed on July 26, 2022 and resulted in the termination of approximately 80 employees. We believe that following these measures we will have sufficient capital to support our operations to the middle of 2023, but our estimates of our future costs and the resources required to support our operations may prove incorrect, and our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. For example, widespread inflationary pressures exist across global economies, which could result in the costs to support our operations exceeding our estimates. Further, global economic, financial, and political conditions, such as a resurgence of COVID-19, political unrest or war, including the current war in Ukraine (the “Ukraine War”), a weakening economy or any other disruption of the global economy or financial markets, could result in a variety of risks to our business, including further inflation or other increases to the costs of our operations. In addition, our recent and ongoing reductions in force, and any future reductions in force or other cost-cutting measures, have adversely affected, and may continue to adversely affect, our ability to attract and retain employees, which could require us to expend more resources on employee attraction and retention than we currently anticipate. Even if our efforts to reduce our operating costs are successful, our resources may not be sufficient to support our current research, development or commercialization efforts to success, and we may have insufficient resources to invest in research, development or commercialization of otherwise promising future programs or activities, either of which could be detrimental to the success of our programs or our strategy and our ability to commercialize and generate revenue from our products. Any inability to support our operations could also require us to raise additional capital. See the risk factor titled “—We expect to need to raise additional capital to fund our operations, which we may not be able to obtain on favorable terms, or at all, and which, if obtained, may cause dilution to our stockholders or cause us to further limit our operations.” If we do not have sufficient funds to support our programs, then our programs, business, financial condition and results of operations may be materially and adversely affected.
In addition, our customers, vendors and partners may consider our credit profile when considering whether to contract with us or negotiating or renegotiating contract terms, and certain third parties have issued negative reports regarding our business and financial risk. If our existing or potential customers, vendors or partners develop a negative perception of our short- or long-term financial prospects, including as a result of third-party reports or the doubt as to our ability to continue as a going concern, such parties may decide not to do business with us or change the terms on which they do business with us, which could limit our ability to develop products and generate revenue, require us to find alternate vendors, customers or partners, or limit the availability of credit from vendors and increase our costs. Any of these consequences could have a material and adverse effect on our business, prospects, results of operations, financial condition, and efforts to reduce our operating costs and extend our cash runway.

Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. If we are unable to raise additional funding to meet our operational needs, we may be forced to limit or cease our operations and/or liquidate our assets.
Although our unaudited consolidated interim financial statements have been prepared assuming our company will continue as a going concern, our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to satisfy our obligations as they become due within one year from the date of filing of this Quarterly Report on Form 10-Q. As of June 30, 2022, we had an accumulated deficit of $1.3 billion and net working capital of $187.4 million, and we incurred a net loss of $188.6 million in the six months ended June 30, 2022. We expect product revenue to be immaterial in 2022, and we expect our losses to continue for the foreseeable future. If we are unable to complete our proposed Merger with Ginkgo on the timing we anticipate or at all, we will need to raise significant additional capital to fund our operations through equity or debt financing, or some combination thereof. If at any time in the future we are unable to continue as a going concern, we may be forced to seek protection from our creditors through bankruptcy proceedings, discontinue operations, and liquidate our assets, and we may receive less than the value at which those assets are carried on our unaudited interim financial statements. Any of these outcomes could cause our shareholders to lose some or all of their investment.
Even if we are able to raise significant additional capital necessary to continue our operations over the next year, if we are unable to obtain additional adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives, develop our technology and products, and respond to business opportunities, challenges, unforeseen circumstances or developments could be significantly limited, and our business, financial condition, results of operations and prospects could be materially and adversely affected. See the risk factor titled “—We expect to need to raise additional capital to fund our operations, which we may not be able to obtain on favorable terms, or at all, and which, if obtained, may cause dilution to our stockholders or cause us to further limit our operations.”
We have a history of operating losses and we do not expect to be profitable for the foreseeable future.
We have incurred significant operating losses in each period since our inception. Our operating losses reflect the substantial investments we made to develop our platform and to work on the development of our products. We incurred net losses of $116.5 million and $100.9 million for the three months ended June 30, 2022 and 2021, and $188.6 million and $185.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $1.3 billion. We have not yet generated revenue from product sales (except for nominal revenue related to the sale of samples and automation hardware and related services) and expect product revenue to be immaterial in 2022. We expect our losses to continue for the foreseeable future as we continue to invest significant additional funds toward ongoing R&D as we develop new products. We have recently implemented several cost reductions measures, but incurred increased operating costs in 2021 and the first half of 2022 given the external consultants that we engaged to assist with our Portfolio Review and development of our new strategic plan, restructuring costs and costs related to our proposed Merger with Ginkgo. We may incur additional similar costs in the future. Further, our limited operating history makes it difficult to effectively plan for and model future growth, revenue and operating expenses. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including whether or when we achieve market acceptance of our products, product and platform development, our ability to develop and commercialize new products, our ability to scale our manufacturing capacity, our ability to manufacture products with a fermentation-produced biomolecule and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability or it may take longer than we anticipate. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We expect to need to raise additional capital to fund our operations, which we may not be able to obtain on favorable terms, or at all, and which, if obtained, may cause dilution to our stockholders or cause us to further limit our operations.
Following our recent and ongoing implementation of several cost reduction measures to better align our operating costs to extend our cash runway, we believe that we will have sufficient capital to support our operations to the middle of 2023. Until such time as we can generate significant revenue from product sales or other customer arrangements to fund operations, we expect to require additional capital to fund our operations, which may include seeking capital from the issuance of additional equity, debt financings or other capital-raising transactions. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our ability to obtain additional funding will depend on a variety of factors, many of which are unpredictable and beyond our control, including general conditions in the global economy and in the global financial markets, which have been and may continue to be impacted by interruptions, delays and/or cost increases resulting from the ongoing COVID-19 pandemic, political instability or geopolitical tensions, such as the Ukraine War, economic weakness, inflationary pressures or other factors. If the equity and credit markets deteriorate further, including as a result of economic weakness, a resurgence of COVID-19, political unrest or war, including the Ukraine War, or any other reason, such deterioration may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and, if obtained, such financing may be more costly or more dilutive. The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, our shareholders would experience dilution. Any preferred equity securities issued also would likely provide for rights, preferences or privileges senior to those of holders of our common shares. If we raise funds by issuing debt or convertible debt securities, those securities would have rights, preferences and privileges senior to those of holders of our common stock. Debt and convertible debt financing and preferred equity financing, if available, would increase our fixed payment obligations and may also involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making product acquisitions, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or pipeline products or to grant licenses on terms that may not be favorable to us. For example, we are continuing to evaluate strategic alternatives for our advanced materials and drug discovery businesses, and we are exploring various options, including licensing and sale, for our mRNA enzyme program. In addition, pending the completion of our proposed Merger with Ginkgo, the Merger Agreement contains covenants that restrict our ability to incur indebtedness or engage in certain other capital-raising transactions without the approval of Ginkgo, which may further limit our ability to raise capital.
If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited and could have a material adverse effect on our business, results of operations, prospects and financial condition.
In addition, because perceptions of our credit risk are an important factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates, we could be adversely affected if our credit ratings or other third-party reports on our creditworthiness are negative, downgraded or weaker than those of our competitors. For example, certain third parties have issued negative reports regarding our business and financial risk, and any such reports or negative credit ratings or the doubt regarding our ability to continue as a going concern could harm our ability to raise additional capital at acceptable cost and as a result adversely affect our business, prospects, results of operations and financial condition. Our existing and potential customers, partners and vendors may also consider our credit profile when considering whether to contract with us or negotiating contract terms, and if they develop a negative perception of our short- or long-term financial prospects, decide not to do business with us or change the terms on which they do business with us, it could have a further adverse effect on our business, prospects, results of operations and financial condition.

Loss of key personnel and/or failure to attract, train and retain additional key personnel, including a permanent Chief Executive Officer, could delay our product development programs and harm our R&D efforts and our ability to meet our business objectives.
Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate, including our target industries. As a result of some of the issues we have experienced with our commercial product pipeline, we have worked to bring additional talent to our commercial team and to our sales pipeline qualification and forecast processes. Our future success depends upon our ability to attract, train, retain and motivate highly qualified management, scientific, engineering, information technology, and sales personnel, among others, including a permanent Chief Executive Officer. The market for qualified personnel is very competitive because of the limited number of people available who have the necessary technical skills and understanding of our technology and products and the nature of our industry which requires certain of our technical personnel to be on-site in our facilities. We compete for qualified scientific and information technology personnel with other life sciences and information technology companies as well as academic institutions and research institutions in the markets in which we operate, including the San Francisco Bay Area, California and Boston, Massachusetts. To attract top talent, we believe we will need to offer competitive compensation and benefits packages, including equity incentive programs, which may require significant investment.
The departure of one or more of our senior management team members or other key employees could be disruptive to our business until we are able to hire qualified successors. Our employees, including members of our management team, could leave our company with little or no prior notice and would be free to work for a competitor. We do not maintain “key man” life insurance on any of our employees.
On August 3, 2021, we announced that Josh Hoffman, our former Chief Executive Officer, stepped down, and we appointed Jay Flatley as Acting Chief Executive Officer. Additionally, Aaron Kimball, our Chief Technology Officer, resigned effective as of April 1, 2022 and our Board of Directors has paused its search process to identify a permanent Chief Executive Officer in light of our proposed Merger with Ginkgo. We recently reduced our workforce by approximately 220 positions in the fall of 2021 and announced an additional reduction in force in July 2022, the initial phase of which resulted in the termination of approximately 80 employees, including our Chief Legal Officer, Chief People Officer and Chief Manufacturing Officer. We have also experienced higher levels of voluntary attrition in recent months and have significantly reduced hiring. In addition, our recent and ongoing reductions in force and attrition levels have adversely affected, and any future reductions in force or other cost-cutting measures could adversely affect, employee morale and further increase voluntary attrition or increase the difficulty of attracting qualified personnel. During this period of management transition and uncertainty, including uncertainty as to whether the Merger with Ginkgo will be completed, we have experienced, and may experience in the future, diversion of management attention from business concerns, failure to retain other key personnel and loss of institutional knowledge. We except employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the transaction. Additionally, the recent decline in the perceived value of our equity awards has affected and may continue to adversely affect our ability to attract and retain key employees. If we are unable to successfully identify and attract adequate candidates for any existing vacancy or any other key vacancies that occur in a timely manner, we could experience harm to our business, growth, financial conditions, results of operations and cash flows.
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
As a business with a limited operating history, we have encountered unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. For example, as a result of our Portfolio Review and subsequent evaluation of our product pipeline, we discontinued our electronics film programs because emerging data on the market segment we were targeting indicated a smaller near-term opportunity than previously expected. We also discontinued our consumer care programs, including our insect repellent product, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of our insect repellent product, it could not be produced and distributed at a price point competitive with incumbent products. We are also exploring various options for our mRNA enzyme program after achieving the target technical specifications, including licensing and sale. We are now focused on opportunities in advanced materials, drug discovery and automation, which are areas in which we have a limited operating history and which may present expenses, difficulties, complications, delays and other obstacles that we do not currently foresee.
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
Substantially all of our revenue to date has been generated from R&D service contracts and collaboration and other arrangements aimed at developing, testing and validating our platform by providing custom services for use only by the collaboration partner. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have not yet achieved market acceptance for our products, generated revenue from product sales (except for nominal revenue related to the sale of samples and automation hardware and related services), produced our products at scale, scaled our manufacturing capabilities to meet potential demand at a reasonable cost, established a sales model or conducted sales and marketing activities necessary for successful product commercialization. Predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing, commercializing and generating revenue from products.
We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries, such as our recent decision to focus on opportunities in advanced materials, drug discovery, and automation and our determination to discontinue our electronics film programs and our consumer care programs, including our insect repellent product. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected.

The size of the market for our products and solutions may be smaller than estimated and new opportunities may not develop as quickly as we expect, or at all.
The demand for our products and solutions is new and evolving, making it difficult to predict with any accuracy the total potential demand for our current and future products and solutions. Our estimates of the annual total addressable markets and serviceable addressable markets for our current and future products and solutions are based on a number of internal and third-party estimates and assumptions. In addition, our strategy involves building our drug discovery and automation businesses, which we have only recently launched, and we have limited experience marketing these solutions to biopharmaceutical or other customers. Sales of new products or solutions may take several years to develop and mature, if at all, and these opportunities may not develop as we expect. As a result, the sizes of the annual total addressable markets and serviceable addressable markets for our products and solutions are even more difficult to predict. Our assumptions regarding and the data underlying our estimates of the total annual addressable markets and serviceable addressable markets may not be correct, and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the annual total addressable markets and serviceable addressable markets for our products and solutions may be incorrect. The future growth of our current and future products and solutions depends on many factors, including factors that are beyond our control, such as recognition and acceptance of our products and solutions by our customers and the growth, prevalence and costs of competing products and solutions. Such recognition and acceptance may not occur in the near term, or at all. If demand for our current and future products and solutions is smaller than estimated or does not develop as we expect, our growth may be limited and our business, financial condition and operational results may be adversely affected. For example, as a result of our Portfolio Review and subsequent evaluation of our product pipeline, we discontinued our electronics film programs because emerging data on the market segment we were targeting indicated a smaller near-term opportunity than previously expected.
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
Our automation solution combines hardware and software offerings, and the sales cycle for such solutions can vary and be long and unpredictable. The timing of sales of our automation solution is difficult to forecast, in part because of our lack of experience selling this offering to external customers, and the sales cycle may be further extended or delayed as a result of our proposed Merger with Ginkgo as potential customers may defer decisions about working with us. Further, we anticipate that some potential customers may want custom solutions that require longer sales cycles as we work with the potential customer to understand their needs and design a solution to meet those needs, which we expect will often be an iterative process. Initially, we intend to focus our sales efforts for automation on the biotech industry, where we believe the processes and systems that we have built for our own programs will have the most utility. Our solutions may be viewed as a large expenditure for smaller or early-stage biotech companies and larger, more established companies may have long approval processes and/or be reluctant to switch to a new technology, all of which may further extend our sales cycles or limit our ability to acquire customers. We expect the length of time that potential automation customers devote to their evaluation, contract negotiation, and budgeting processes will vary significantly, depending on the sizes of the organizations and the nature of their needs. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result, we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.
Our automation solutions involve complex hardware and software, and if our automation solutions fail to perform as expected, our ability to develop, market and sell our solutions could be harmed.
Our automation solutions, including our RACs (Reconfigurable Automation Carts) and Automation Control Software (“ACS”), use a substantial amount of proprietary software and complex technological hardware, some of which is still subject to further development and testing, to operate. The development and implementation of such advanced technologies is inherently complex, and requires coordination with our vendors and suppliers in order to integrate such technology into our products and ensure it interoperates with other complex technology as designed and as expected.
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
As part of our automation solution, we will offer customers our support to resolve technical issues relating to our automation offerings, including hardware and software. We anticipate that customers will rely on us to troubleshoot problems with the performance of our automation solutions, design customized automation systems, inform them about the best way to set up and analyze various types of experiments, among other services and advice. We launched our automation business in early 2022 and do not yet have significant experience responding to external customer demands. We may be unable to resolve problems that customers encounter with our solution quickly enough to accommodate their needs or at all. Additionally, we may experience short-term increases in customer demand for these support services, particularly as we roll out new implementations of our solutions and may not have sufficient resources to adequately satisfy those demands. Our effective and prompt response to customer demands will depend upon our ability to attract, train, retain and motivate highly qualified engineers and other personnel to perform customer service and troubleshooting tasks. Our ability to attract, retain and motivate employees may be particularly challenging in light of our recent reductions in force and during the pendency of the Merger with Ginkgo because employees may experience uncertainty about their roles following the transaction. In addition, certain problems may require us to go on-site at a customer’s location to troubleshoot, and our current business model will need to adequately scale to enable timely support for customers that are located outside the San Francisco Bay Area. Increased customer demand for our services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, we expect that our sales process for automation will be highly dependent on the reputation of our solutions and business and on positive recommendations from existing customers. Any failure to offer high-quality technical support, or a market perception that we do not offer high-quality support, could adversely affect our reputation, our ability to sell our automation solutions and our business and operating results.
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
Further, the variety of our products and different industries as well as pricing pressures and other factors may lead to challenges in scaling production across our product portfolio as well as adapting our platform to solve different development problems arising in the development processes. We also may depend on third parties for the supply of key inputs and various components and for manufacturing capacity, making our ability to develop new products complex and subject to risks and uncertainties regarding commercial feasibility, timing and satisfactory technical performance of products. For example, as a result of the COVID-19 pandemic, the inability to travel delayed the establishment of our Hyaline manufacturing capacity and delayed the process of selecting and vetting contract manufacturing organizations (“CMOs”) for our insect repellent product, and we experienced delays at our U.S. CMO site for Hyaline and at a key supplier of a raw material for Hyaline and one of our other optical film products. If we experience additional problems or delays in developing our pipeline products, we may be subject to further unanticipated costs, including the loss of customers or potential customers. Additionally, even after the incurrence of significant costs to develop a product, we may not be able to solve development problems or develop a commercially viable product at all. For example, we launched our first product, Hyaline, in December 2020, but as a result of our Portfolio Review and subsequent evaluation of our product pipeline, we determined to discontinue our electronics film programs because emerging data on the market segment we were targeting indicated a smaller near-term opportunity than previously expected. We also discontinued our consumer care programs, including our insect repellent product, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of our insect repellent product, it could not be produced and distributed at a price point competitive with incumbent products. If we do not achieve the required technical specifications or successfully manage our new product development processes, or if development work is not performed according to schedule, then our revenue growth from new products may be prevented or delayed, and our business and operating results may be harmed.

Our restructuring activities have resulted in impairment and other charges, which may adversely affect our financial condition and results of operations.
Our restructuring activities have resulted in the impairment of certain manufacturing equipment and may result in impairment of additional assets in the future. Impairment may result from, among other things, decisions to discontinue a program or dispose of assets, deterioration in our stock price or adverse market conditions. For example, in connection with our decision to discontinue our electronics film programs, we determined that certain assets used solely for our electronics film programs were impaired and recorded a non-cash impairment charge of $11.8 million related to that equipment during 2021. In addition, we incurred $8.7 million in severance and employee-related restructuring charges, $3.7 million of contract termination costs and $4.6 million in consulting fees in 2021 related to our restructuring activities. We incurred further restructuring charges with respect to restructuring activities that we completed during the first half of 2022, and we expect to recognize additional severance costs of approximately $4.0 million related to the initial phase of the reduction in force that we announced in July 2022, as well as additional stock-based compensation and employee restructuring costs, the amount of which has not yet been estimated. We may incur further restructuring charges or impairment charges with respect to restructuring activities that we expect to complete through the second half of 2022 or as a result of the recent decline in our stock price or adverse market conditions, among other things. Determining whether an impairment exists and the amount of the impairment involves quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events or new information may change management’s valuation of assets in a short amount of time. The timing and amount of impairment charges recorded in our consolidated statements of operations and write-downs recorded in our consolidated balance sheets could vary if management’s conclusions change. Any impairment of assets, which will result in non-cash charges against earnings, or other restructuring costs that we incur could have a material adverse effect on our financial condition and results of operations.
We recently determined that goodwill was impaired, and if other intangible assets or long-lived assets become further impaired, we may be required to record additional significant charges to earnings.
We had recorded a significant amount of goodwill in our condensed consolidated financial statements. As a result of the sustained economic volatility in 2022, we tested goodwill for impairment in the second quarter of 2022. Based on our analysis, we determined that goodwill was impaired, and we wrote off all of our goodwill and recognized a non-cash impairment charge of $40.6 million during the three months ended June 30, 2022. We may experience additional events or changes in circumstances in the future that we determine to be indicators of further impairment of intangible assets or long-lived assets and that may in turn require us to undertake additional impairment analysis in future periods. Events or changes in circumstances (i.e., information that indicates an impairment might exist) could include, among other things, additional significant sustained decreases in the market price of our common stock; current period cash flow losses or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; slower growth rates in our industry; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; loss of significant customers or partners; or the current expectation that the assets will more likely than not be sold or disposed of significantly before the end of their estimated useful life. If additional such events or changes in circumstances occur, we may be required to record additional significant charges to earnings in our financial statements during the period in which any impairment of our intangible or long-lived assets is determined, resulting in an adverse effect on our financial condition and results of operations.
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
Even if we are successful in continuing to build our product pipeline through the use of our platform, not all potential pipeline products we identify will be suitable for development and use in commercial products. For example, as a result of our Portfolio Review and subsequent evaluation of our product pipeline, we discontinued our electronics film programs because emerging data on the market segment we were targeting indicated a smaller near-term opportunity than previously expected. We also discontinued our consumer care programs, including our insect repellent product, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of our insect repellent product, it could not be produced and distributed at a price point competitive with incumbent products.

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
The synthetic biotech and, to a lesser extent, the petrochemical industries, are characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry demands and standards. Our future success will depend on our ability to develop and launch new products that address the evolving needs of our customers on a timely and cost-effective basis, to continually improve the products we are developing and producing and to pursue new market opportunities that develop as a result of technological and scientific advances. Due to the significant lead time involved in launching a new product, we are required to make a number of assumptions and estimates regarding the commercial feasibility of a new product, including assumptions and estimates regarding the size of an emerging product category and demand for those products, our ability to penetrate that emerging product category, customer adoption of a downstream product, the existence or non-existence of products being simultaneously developed by competitors, potential market penetration and obsolescence. As a result, it is possible that we may introduce a new product that has been displaced by the time of launch, addresses a market that no longer exists or is smaller than previously thought, that end-consumers do not like or otherwise is not competitive at the time of launch, in each case after the incurrence of significant costs to develop such product. For example, as a result of our Portfolio Review and subsequent evaluation of our product pipeline, we discontinued our electronics film programs because emerging data on the market segment we were targeting indicated a smaller near-term opportunity than previously expected. We also discontinued our consumer care programs, including our insect repellent product, because we determined through our Portfolio Review that the costs of customer acquisition with a direct-to-consumer model would have been prohibitive and, in the case of our insect repellent product, it could not be produced and distributed at a price point competitive with incumbent products. Any extended product qualification process and other delays in the timelines for launching our products may exacerbate these risks. The ultimate success of our products, even if successful in meeting the technical needs of our customers, may be dependent on the success of our customers within that market which, in each case, may not reach the size anticipated by us or may be replaced by another emerging product category.
There is extensive competition in the synthetic biotech and the petrochemical industries, and our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological development by others may result in our technologies, as well as products developed using our technologies, becoming obsolete. Our ability to compete successfully will depend on our ability to develop proprietary technologies and products that are technologically superior to, otherwise differentiated from, and/or less expensive than our competitors’ technologies and products. Our competitors may be able to develop competing and/or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time due to greater human and financial resources, longer operating histories, track records for product development and existing market share. If we are unable to successfully develop and manufacture new and improved products and successfully commercialize our products at scale, our business and results of operations will be adversely impacted.
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
•the timing and scope of any approvals that may be required by the Food and Drug Administration (“FDA”);
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
As a result of our Portfolio Review and subsequent evaluations, we determined to focus on a smaller number of programs. Our management team has also been focused on our plan to reduce our operating costs, the development of our new strategic plan and the development and implementation of our new product development process. These changes and our diversified operations, as well as our proposed Merger with Ginkgo and continuing evaluation of strategic alternatives for certain of our businesses and programs, have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Managing these changes has required, and will continue to require, significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it changes, our business, financial condition and results of operations would be adversely impacted.
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
Many factors may impact the success of such collaborations, including our ability to perform our obligations, our collaborators’ satisfaction with our products and services, our collaborators’ participation and interest in supporting commercialization of products, and exposure to the risks of our collaborators. Like us, many of our collaborators are exposed to a number of risks, any of which could impact their ability to fulfill their obligations under our collaboration agreements, which in turn would adversely impact our ability to derive the anticipated benefits from these collaboration agreements. In addition, most of these agreements do not affirmatively obligate the other party to commercialize a product we have developed for them or to purchase specific quantities of any products. Some agreements do not require funding all R&D costs necessary to bring products to market. We may encounter numerous uncertainties and difficulties in developing, manufacturing and commercializing any new products subject to these collaboration arrangements that may delay or prevent us from realizing their expected benefits or enhancing our business, including uncertainties on the feasibility of taking new molecules to commercial-scale. Further, we have in the past and may in the future have disputes with our collaborators, which may harm these relationships or require us to settle the disputes on unfavorable terms. It is possible that these agreements could result in restrictions on our ability to use molecules which have been discovered through the collaborations, which could restrict our ability to commercialize certain products in the future. For example, Z1, our optical film product, with respect to which we and Sumitomo Chemical recently determined to pause work, was developed through our collaboration with Sumitomo Chemical. In that agreement, we agreed to exclusive cooperation activities with Sumitomo Chemical within the defined field, as well as a right of first offer for Sumitomo Chemical to use Sumitomo Chemical technology or items developed for Sumitomo Chemical outside of the defined field. However, Sumitomo Chemical is not obligated to commercialize or support commercialization of any products developed through our collaboration. Although we and Sumitomo Chemical recently determined to pause work on our Z1 program, our collaboration agreement with Sumitomo Chemical remains in effect, and we have continued to explore opportunities for the biomolecules created under the collaboration and other potential opportunities. Sumitomo Chemical’s continued interest and support in developing products, scaling up manufacturing for existing and new pipeline products, evaluating the market opportunity, providing potential sales channels or access to customers, and conducting sales and marketing activities will have an effect on the commercialization of any products developed through our collaboration with Sumitomo Chemical.
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
We are focused on developing products that we expect will compete with both the traditional products that are currently being used in our target markets and with the alternatives to these existing products that established enterprises and new companies are seeking to produce. In the markets that we seek to enter, and in other markets that we may seek to enter in the future, we will compete primarily with the established providers of components used in products or finished products in these markets. Producers of these incumbent products include global agricultural companies, medium and large international chemical and materials companies, pharmaceutical companies and companies specializing in specific products.
Some of the competitors in our target markets are large publicly-traded companies, or are divisions of or established contractors to large publicly-traded companies, and may enjoy a number of competitive advantages over us, including:
•greater name and brand recognition;
•greater financial and human resources;
•larger R&D departments;
•greater application development expertise;

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
We currently operate portions of our business through various international subsidiaries. Further, because we and our collaborators currently conduct business outside of the United States and may market future products outside of the United States, our business is subject to risks associated with doing business outside of the United States, including an increase in our expenses and diversion of our management’s attention from the development of future products. Accordingly, we are subject to a variety of risks inherent in doing business internationally, and our exposure to these risks will increase if we expand our operations, customer base and advertiser base globally. These risks include:
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
Unfavorable global economic or political conditions have adversely affect our business, financial condition or results of operations.
Our business is susceptible to general conditions in the global economy and in the global financial markets. The global macroeconomic environment has been and may continue to be negatively affected by, among other things, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, inflation, instability in the global credit markets, supply chain weaknesses, the Ukraine War and other political tensions, and foreign governmental debt concerns. A global financial crisis or a global or regional political disruption, such as the Ukraine War, could cause further volatility in the capital and credit markets. A severe or prolonged economic downturn, including a recession or depression resulting from the current COVID-19 pandemic, inflation and other cost increases, including as a result of any tariffs or trade disputes, or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital, when needed, on acceptable terms, or at all. A weak or declining economy, inflation and other cost increases, or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption or increased materials costs, or cause our future customers to delay making decisions to invest in our products or solutions or delaying payments for our potential products. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.
The COVID-19 pandemic has had, and is expected to continue to have, an impact on our business, results of operations and financial condition.
The full impact of the continuing COVID-19 pandemic and related public health measures on our business will depend largely on future developments, including the duration and severity of the pandemic, which remains highly uncertain. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 caused by a novel strain of coronavirus as a pandemic, which continues to spread throughout the United States and around the world. Since then, extraordinary actions have been taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 throughout the world. These actions include travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Although these health and safety precautions were loosened in many jurisdictions in 2021 and continuing into 2022, new variants of COVID-19, including the Delta and Omicron variants and Omicron sub-variants, have emerged and have caused surges in COVID-19 cases globally. The further impact of the Delta and Omicron variants, or any other variants or sub-variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the applicable variant or sub-variant and the response by governmental bodies and regulators, including whether those precautions previously loosened are reinstated.
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

Governmental mandates related to COVID-19, as well as other infectious diseases or public health crises, have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries. The pandemic has caused substantial disruption in global supply chains. We have experienced shortages in some of our key supplies, including materials required in our labs. For example, we experienced delays at a key supplier of a raw material for our electronics films prior to our decision to discontinue those programs. In addition, the inability to travel delayed the establishment of our Hyaline manufacturing capacity and delayed the process of selecting and vetting CMOs for our insect repellent product, prior to our decision to discontinue those programs. As a result of the restrictions, we also experienced a partial suspension in servicing our R&D services contracts and the development of our own products. This occurred for the duration of the suspension of our on-site operations and for a period afterward as we ramped the operation back up and adopted the new work practices. This resulted in an approximate reduction in R&D services revenue of $0.7 million from existing contracts, not recognized before the year ended December 31, 2020.
In addition, limitations on our ability to travel and restrictions on our ability to conduct site visits or conduct in-person meetings with our customers due to the COVID-19 pandemic may have contributed to issues we identified in the product qualification process for Hyaline. Although such challenges did not contribute to our recent determination to discontinue our electronics film programs, difficulties and delays such as those we have experienced and may experience in the future have prevented and may in the future prevent us from meeting our operating and financial goals, both in general and within our targeted timelines, and may cause our revenues and operating results to fluctuate from period to period.
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
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to sudden change, including as a result of the spread of the Delta, Omicron and other variants and sub-variants. We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. We are continuing to monitor the potential impact of the pandemic, including on global supply chains for some of our lab materials and manufacturing capacity, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects on a go-forward basis.
Our revenue, results of operations, cash flows and reputation in the marketplace may suffer upon the loss of a significant customer.
Substantially all of our revenue to date has been generated from R&D service contracts and collaboration arrangements. We have derived, and may continue to derive, a significant portion of our revenue from a limited number of large customers. In 2021, we had three customers that each represented 10% or greater of our total revenue, including two customers that each represented over 20% of our total revenue. In 2020, we had four customers that each represented 10% or greater of our total revenue, including one customer that represented 35% of our total revenue. In 2019, we had three customers that each represented 10% or greater of our total revenue. Due to the significant time required to develop and commercialize new pipeline products, or to acquire new customers, the loss of any one or more of these customers, or the loss of any other significant customer or a significant reduction in the amount of product ordered by a significant customer would adversely affect our revenue, results of operations, cash flows and reputation in the marketplace. For example, following our determination, together with Sumitomo Chemical, to pause work on our Z1 program, we expect revenue from our collaboration agreement with Sumitomo Chemical to decrease.
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
We are involved in securities litigation and we may continue to be a target for securities and shareholder lawsuits in the future. For example, on August 4, 2021, a putative securities class action was filed on behalf of purchasers of our common stock pursuant to or traceable to the registration statement for our IPO. On November 9, 2021, one of our purported shareholders filed a putative derivative lawsuit that names certain of our current and former officers and directors and our company as nominal defendants based on allegations substantially similar to those in the securities class action. These and future disputes, including any related shareholder litigation or governmental or regulatory investigation, could have a material adverse effect on our business, results of operations, financial condition, reputation and cash flows, as well as on the market price of our common stock. Although the results of lawsuits and claims cannot be predicted with certainty, defending these claims is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our business practices, and accordingly our business could be seriously harmed. In addition, Ginkgo’s obligation to consummate the proposed Merger is subject to the satisfaction or waiver of the condition that, among other things, certain specified litigation matters are not reasonably expected to result in future money damages payable by us (in excess of any applicable insurance deductible and coverage amounts) where the aggregate of such costs and certain other specified costs exceed $25,000,000.

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
We also face risks related to our proposed Merger with Ginkgo and our continuing evaluation of strategic alternatives for certain of our businesses and programs. See the section titled “—Risks Related to the Proposed Acquisition of Zymergen by Ginkgo.”

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
We use complex software processes to manage samples and evaluate sequencing result data. These software processes are subject to initial design challenges and may require ongoing modifications, each of which may result in unanticipated issues, leading to service disruptions or errors, resulting in liability. Our ability to maintain these processes depends on our ability to recruit and retain highly skilled employees in a competitive market and after recent and ongoing reductions in force and, if we are successful in reducing our operating costs, on our ability to allocate sufficient resources to support the needs of this area. See the risk factor titled “—Our efforts to reduce our operating costs may not be successful.”
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
In addition, failure by us, our employees, representatives, contractors, channel partners, agents, intermediaries or other third parties to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, claims for damages, refund obligations, the assessment of civil or criminal penalties and fines, loss of ownership or exclusive rights in our intellectual property and temporary suspension or permanent debarment from government contracting, all of which could negatively impact our results of operations and financial condition. See the risk factor titled “—We do not have exclusive rights to intellectual property we develop under U.S. federally funded research grants and contracts, including with DARPA, and we could ultimately share or lose the rights we do have under certain circumstances.” Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could result in reduced sales of our products, reputational damage, penalties and other sanctions, any of which could harm our business, reputation and results of operations.

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
The product development and manufacturing requirements of the EPA, FDA and other government bodies, and the criteria these authorities use to determine the safety and/or efficacy of pipeline products or their components, vary substantially according to the type, complexity, novelty, intended use and geographic market of said pipeline product or component. It is difficult to determine the time required or the financial costs to obtain regulatory approvals for our pipeline products or their components or how long it will take to commercialize our pipeline products, even if approved for marketing. In the United States, the EPA administers the Toxic Substances Control Act (“TSCA”), which regulates the commercial registration, distribution and use of many chemicals. Before an entity can manufacture or distribute a new chemical subject to TSCA, it must file a Pre-Manufacture Notice (“PMN”), to add the chemical to the TSCA Inventory. The EPA has 90 days to review the filing but may request additional data or time, which could significantly extend the timeline for approval. As a result, we may not receive EPA approval as expeditiously as we would like. Similar regulations exist in the European Union (“EU”), known as REACH, where regulatory authorization under this program may be delayed or require additional significant costs.

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
Due to certain foreign ownership interests in our business, we operate pursuant to an agreement with CFIUS agencies that requires us to adhere to certain information and technology protection requirements. This agreement will remain in place until CFIUS agrees to terminate it, which CFIUS might do if it determines that the agreement is no longer necessary due to changed circumstances, including any changes to the ownership of our business. We have incurred, and will continue to incur, incremental additional costs in implementing and complying with these standards, and those costs may increase as we continue to grow our business. If we fail to comply with our obligations under the agreement, we may be subject to penalties, injunctive action, additional mitigation conditions or other restrictions.

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
We have incurred net losses since our inception and we may never achieve or sustain profitability. Generally, for U.S. federal income tax purposes, net operating losses incurred will carry forward. However, net operating loss carryforwards generated prior to January 1, 2018 are subject to expiration for U.S. federal income tax purposes. As of December 31, 2021, we had federal net operating loss carryforwards of $1.0 billion of which $106.4 million will begin to expire in 2033 and $936.0 million will carry forward indefinitely. As of December 31, 2021, we had a total state net operating loss carryforward of $660.7 million, which will begin to expire in 2027. As of December 31, 2021, we also had federal and state R&D tax credit carryforwards of $34.5 million and $28.8 million, respectively, which may be available to offset future income tax liabilities. The federal R&D tax credit carryforwards would begin to expire in 2034. The state R&D tax credit carryforwards are not subject to expiration.
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
We have not completed an ownership change analysis pursuant to the Code. If one or more ownership changes have occurred, our ability to use our net operating loss carryforwards and other tax attributes may be limited. In addition, our proposed Merger with Ginkgo may also result in an ownership change which may result in limitations (or further limitations) on our ability to use our net operating loss carryforwards and other tax attributes.
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
The market price of our common stock is likely to be volatile and could be subject to fluctuations in response to the risk factors described in this report and others beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate include:
•the timing of, and our ability to close, our proposed Merger with Ginkgo, as well as changes in factors that influence the timing or likelihood of completing the Merger;
•changes in the market price of Ginkgo Class A Shares prior to consummation of the Merger;
•our ability to identify and complete strategic alternatives for our advanced materials and drug discovery businesses;
•our ability to successfully commercialize or generate revenue from our products;
•our ability to execute on our new strategic plan successfully;

•the success of our efforts to reduce our operating costs to extend our cash runway;
•our ability to continue as a going concern and our ability to raise additional capital to fund our operations;
•our ability to retain, identify and recruit skilled personnel;
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
For example, there was a significant decline in the market price for our common stock following our announcement on August 3, 2021, that we had become aware of issues with our commercial product pipeline that impact our product delivery timeline and revenue projections, no longer expect product revenue in 2021 and expect product revenue to be immaterial in 2022. Our stock price has continued to fluctuate following the announcement of our proposed Merger with Ginkgo.
In recent years, stock markets in general and the market for technology companies (including biopharma companies) in particular have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. For example, on August 4, 2021, following a significant decline in the market price for our common stock, we, certain of our current and former officers and directors, our IPO underwriters, and certain stockholders were named as defendants in a securities class action purportedly brought on behalf of purchasers of our common stock. Because of the volatility of our stock price, we expect to continue to be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
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
You should not rely on an investment in our common stock to provide dividend income. We do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations and continue to invest in commercializing our existing products, launching products in our pipeline and furthering the development of our platform and technology. In addition, our Merger Agreement with Ginkgo and Merger Sub includes covenants that restrict our ability to declare, set aside or pay dividends. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

If securities or industry analysts publish negative reports about our business or cease publishing research or reports about our business, our share price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over whether analysts cover our company or for how long they cover our company. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. For example, several of the analysts who cover our company downgraded our shares following our announcement on August 3, 2021 that we had become aware of issues with our commercial product pipeline that impact our product delivery timeline and revenue projections, no longer expect product revenue in 2021 and expect product revenue to be immaterial in 2022. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline. For example, in July 2022, one analyst discontinued coverage following our announcement of our proposed Merger with Ginkgo, leaving us with four analysts.
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
Our directors, executive officers and holders of more than 5% of our outstanding stock and their respective affiliates beneficially own a significant percentage of our outstanding voting stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company and might affect the market price of our common stock.
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
We may take advantage of reduced disclosure requirements applicable to “smaller reporting companies,” which could result in our common stock being less attractive to investors.
As of June 30, 2022, the last business day of our most recently completed second fiscal quarter, the market value of shares of our common stock held by non-affiliates was less than $250 million, and we therefore qualify as a “smaller reporting company” under the rules of the SEC. We may take advantage of certain reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status would end once (i) the market value of shares of our common stock held by non-affiliates is not less than $250 million or (ii) our annual revenue was not less than $100 million during the most recently completed fiscal year and the market value of shares of our common stock held by non-affiliates is not less than $700 million, in each case measured as of the last business day of our most recently completed second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company under the requirements of (ii) above, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
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
Unlike traditional corporations, whose directors have a fiduciary duty to manage the business in a manner that focuses exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider not only the stockholders’ interests, but also our specific public benefit and the interests of other stakeholders affected by our actions. Therefore, we may take actions that we believe will further our specific public benefit or be in the best interests of those stakeholders materially affected by our conduct, even if those actions do not maximize our financial results or stockholder returns. While we intend for this public benefit designation and obligation to provide an overall net benefit to us and our business and stakeholders, including stockholders, it could instead cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect, or at all, and may have an immediate negative effect on any amounts available for distribution to our stockholders. Accordingly, being a public benefit corporation and complying with our related obligations could have a material adverse effect on our business, results of operations and financial condition, which in turn could cause our stock price to decline.
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

Our directors have a fiduciary duty to consider not only our stockholders’ interests, but also our specific public benefit and the interests of other stakeholders affected by our actions. If a conflict between such interests arises, there is no guarantee such a conflict would be resolved in favor of our stockholders.
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
As a public company, we have incurred and, particularly after we are no longer an emerging growth company or a smaller reporting company, will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Federal securities laws, including the Exchange Act, Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations and the listing requirements of Nasdaq impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel are required to devote a substantial amount of time and resources to these compliance initiatives, potentially at the expense of other business concerns, which could harm our business, financial condition, results of operations and prospects. Moreover, these rules and regulations have increased, and may continue to increase, our legal and financial compliance costs, particularly as we have hired additional financial and accounting employees to meet public company internal control and financial reporting requirements and will make some activities more time-consuming and costly. For example, the costs of our director and officer liability insurance increased as a result of being a public company.
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
As a new public reporting company, we recently became subject to the rules and regulations established by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel, including senior management. In addition, as a public company, we will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Management’s initial certification under Section 404 of the Sarbanes-Oxley Act will be required with our annual report on Form 10-K for the year ending December 31, 2022. In support of such certifications, we will be required to document and make significant changes and enhancements, including potentially hiring additional personnel, to our internal control over financial reporting. Likewise, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an EGC or a smaller reporting company. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.
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
The accounting for our business is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations and changes in policies, rules, regulations and interpretations of accounting and financial reporting requirements of the SEC or other regulatory agencies. Adoption of a change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the adoption of such change. For example, in February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). We implemented Topic 842 on January 1, 2022. Upon adoption, we recognized $152.3 million of right-of-use assets and $189.9 million of lease liabilities, net of the impact of eliminating existing deferred rent liabilities related to our leasing arrangements. It is difficult to predict the impact of future changes to accounting principles and accounting policies over financial reporting, any of which could adversely affect our results of operations and financial condition and could require significant investment in systems and personnel.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds from our Initial Public Offering
In April 2021, we completed our IPO, in which we sold an aggregate of 18,549,500 shares of our common stock (inclusive of 2,419,500 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $31.00 per share for aggregate cash proceeds of approximately $529.9 million, net of $40.3 million in underwriting discounts, commissions, and $4.9 million in offering costs. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-254612), which was declared effective by the SEC on April 21, 2021, and a supplemental Registration Statement on Form S-1MEF (File No. 333-255425) which became automatically effective upon filing on April 21, 2021). The IPO closed on April 26, 2021. The representatives of the underwriters of our IPO were J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents. There has been no material change in the planned or actual use of proceeds from our IPO from that described in the final prospectus dated April 21, 2021 relating to our IPO.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On August 12, 2022, a sub-committee of the Compensation Committee of our Board of Directors approved the grant of retention bonuses to certain employees of our company denominated in cash and/or restricted stock units covering shares of our common stock, designed to retain and reward key talent of our company during the pendency of the proposed Merger with Ginkgo and thereafter.
Pursuant to the foregoing, we expect to enter into a letter agreement in substantially the form filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q with Ms. Enakshi Singh, our Chief Financial Officer (the “Retention Agreement”), pursuant to which Ms. Singh will be entitled to a cash bonus in an amount equal to $66,700 and 8,320 restricted stock units (the “Retention Award”). The Retention Award will vest (i) with respect to 50% of the total underlying amount immediately prior to the consummation of the Merger (the date on which the consummation of the Merger occurs, the “Closing Date”) and (ii) with respect to the remaining 50% of the total underlying amount, on the six-month anniversary of the Closing Date, in each case subject to Ms. Singh’s continued employment through such vesting date; provided that the Retention Award will accelerate and become fully vested and payable, as applicable, (i) if the Merger Agreement is terminated (the date of such termination, the “Measurement Date”) and Ms. Singh remains in employment on the later of the Measurement Date and July 24, 2023, or (ii) in the event of Ms. Singh’s earlier termination by us without “cause” (as defined in her employment agreement).

The foregoing description of the Retention Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the form of Retention Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1**†	Agreement and Plan of Merger, dated as of July 24, 2022, by and among Ginkgo Bioworks Holdings, Inc., a Delaware corporation, Pepper Merger Subsidiary Inc., a Delaware corporation and indirect wholly owned subsidiary of Ginkgo Bioworks Holdings, Inc., and Zymergen Inc., a Delaware public benefit corporation.	8-K	001-40354	2.1	July 25, 2022

3.1	Amended and Restated Certificate of Incorporation of Zymergen Inc.	8-K	001-40354	3.1	April 26, 2021

3.2	Amended and Restated Bylaws of Zymergen Inc.	8-K	001-40354	3.2	April 26, 2021

10.1+	Form of Retention Agreement.					X

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
X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Zymergen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.
+	Management contract or compensatory plan or arrangement.
†
The Merger Agreement has been attached as an exhibit to provide investors and stockholders of the Company with information regarding its terms. It is not intended to provide any other factual information about the Company, Ginkgo or Merger Sub. The representations, warranties and covenants contained in the Merger Agreement were made only for the purposes of the Merger Agreement and as of specified dates, were solely for the benefit of the parties to the Merger Agreement and may be subject to limitations agreed upon by the contracting parties. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and stockholders of the Company accordingly should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company, Ginkgo, Merger Sub or any of their respective subsidiaries or affiliates. In addition, the assertions embodied in the representations and warranties contained in the Merger Agreement are qualified by information in confidential disclosure schedules that the Company exchanged with Ginkgo and Merger Sub and Ginkgo and Merger Sub exchanged with the Company in connection with the execution of the Merger Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zymergen Inc.

Date:	August 15, 2022	By:	/s/ Jay Flatley
		Name:	Jay Flatley
		Title:	Acting Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2022	By:	/s/ Enakshi Singh
		Name:	Enakshi Singh
		Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)